Form 10-Q
period 1995-03-31
DE ANZA PROPERTIES XII LTD
filed 1995-05-12
CIK 351509

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                      FORM 10-Q
                                      ----------


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from              to
                              --------------  -------------
Commission File Number 0-10430


                            DE ANZA PROPERTIES - XII, LTD.
               (Exact name of registrant as specified in its charter)

               CALIFORNIA                                   95-3601367
(State or other jurisdiction of                        (IRS Employer Iden-
 incorporation or organization)                         tification Number)

                           9171 WILSHIRE BOULEVARD, SUITE 627
                            BEVERLY HILLS, CALIFORNIA  90210
               (Address of principal executive offices, including zip code)

                                    (310) 550-1111
                 (The registrant's telephone number, including area code)


                                      NO CHANGE

                  (Former name, former address and former fiscal year,
                              if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X   NO
                                       -----   ----
     Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.0-3(b) (17 CFR 240.0-3(b)), the pages of this document have been numbered sequentially. The total number of pages contained herein is 16.

                                    TABLE OF CONTENTS
                                    -----------------


PART I.        FINANCIAL INFORMATION
- - ------         ---------------------

ITEM 1.        FINANCIAL STATEMENTS

                 Balance Sheets                                  3

                 Statements of Operations                        5

                 Statements of Changes in Partners'
                   Capital (Deficit)                             6

                 Statements of Cash Flows                        7


                 Notes to Financial Statements                   9


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                       13




PART II.       OTHER INFORMATION                                15
- - -------        -----------------

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                             DE ANZA PROPERTIES - XII, LTD.
                                 (A Limited Partnership)


                                     Balance Sheets
                                      (Unaudited)



                                                            March 31,           December 31,
                                                               1995                  1994
                                                           -----------         -------------
                                        ASSETS


CASH - including restricted cash of $230,097 at
  March 31, 1995 and December 31, 1994 - Note 1            $    903,668        $   912,914

ACCOUNTS RECEIVABLE                                              11,908            254,057


PREPAID EXPENSES                                                 28,053             45,605
                                                            -----------         ----------
                                                                943,629          1,212,576
                                                            -----------         ----------

NOTES RECEIVABLE - Note 5                                       486,361            488,026
                                                            -----------         ----------

PROPERTY AND EQUIPMENT - Notes 2, 5 and 6
     Land                                                     1,184,605          1,184,605
     Land improvements                                        3,041,653          2,901,226
     Buildings and improvements                               9,933,168          9,933,168
     Furniture and equipment                                    430,209            426,637
                                                            -----------        -----------
                                                             14,589,635         14,445,636



  Less accumulated depreciation                               6,046,289          5,900,220
                                                            -----------        -----------
                                                              8,543,346          8,545,416
                                                            -----------        -----------


OTHER ASSETS
  Loan costs - less accumulated amortization
     of $8,652 and $7,030 at March 31, 1995
     and December 31, 1994, respectively                         88,682             90,304
  Other                                                           5,341              5,341
                                                             ----------        -----------
                                                                 94,023             95,645
                                                             ----------        -----------


                                                            $10,067,359        $10,341,663
                                                            -----------        -----------
                                                            -----------        -----------


See accompanying notes to financial statements

                                        3

                                  DE ANZA PROPERTIES - XII, LTD.
                                     (A Limited Partnership)

                               Balance Sheets (Continued)
                                       (Unaudited)


                                                          March 31,           December 31,
                                                             1995                  1994
                                                          ----------          ------------
                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
  (including $7,120 and $27,938 due to
  related parties at March 31, 1995
  and December 31, 1994, respectively)                    $   278,190        $   439,431


DEPOSITS AND ADVANCE RENTALS                                   71,091             70,066

DEFERRED GAIN ON SALE - Note 6                                230,097            230,097


MANAGEMENT AND CONDOMINIUM CONVERSION
  FEES PAYABLE TO AFFILIATE - Note 3                          711,262            682,583


SECURED NOTES PAYABLE - Note 2                              4,269,794          4,278,706
                                                           ----------         ----------
                                                            5,560,434          5,700,883
                                                           ----------         ----------


PARTNERS' CAPITAL (DEFICIT)
  General partners                                         (1,647,714)        (1,654,328)
  Limited partners, 22,719 units issued
   and outstanding                                          6,154,639          6,295,108
                                                           ----------         ----------
                                                            4,506,925          4,640,780
                                                           ----------         ----------

                                                          $10,067,359        $10,341,663
                                                          -----------        -----------
                                                          -----------        -----------



See accompanying notes to financial statements
                                        4

                                        DE ANZA PROPERTIES - XII, LTD.
                                            (A Limited Partnership)

                                           Statements of Operations
                                                 (Unaudited)



                                                                     Three Months         Three Months
                                                                        Ended                Ended
                                                                      March 31,            March 31,
                                                                        1995                 1994
                                                                      -----------         ------------
INCOME
  Rent                                                                  $559,483           $ 695,486
  Interest                                                                14,490              17,252
  Utilities income                                                            -               12,221
  Other                                                                    5,691              10,612
  Gain on sale of property and equipment
  - Note 5
                                                                              -               69,016
                                                                        --------            --------
                                                                         579,664             804,587
                                                                        --------            --------


EXPENSES
  Depreciation and amortization                                          147,691             203,081
  Interest                                                                74,610             131,186
  Salaries (including $4,309 and $7,279
   paid to related parties in 1995 and
   1994, respectively) - Note 3                                           40,686             111,132


  Utilities expense                                                       48,479              78,125
  Professional fees and services
   (including $21,467 and $22,188 paid
   to related parties in 1995 and 1994,
   respectively) - Note 3                                                 36,241              54,735
  Maintenance, repairs and supplies                                       56,176              57,812
  Other                                                                   13,632              76,032
  Real estate taxes                                                       41,359              56,445
  Management fees accrued to related
  parties - Note 3                                                        28,679              35,302
  Payroll taxes and employee benefits                                      8,720              25,140
  Insurance                                                               17,246              13,907
  Uninsured loss from earthquake damage
       - Note 7                                                               -              156,496
                                                                        --------            --------
                                                                         513,519             999,393
                                                                        --------            --------


NET INCOME (LOSS)                                                       $ 66,145           $(194,806)
                                                                        --------           ----------
                                                                        --------           ----------


NET INCOME (LOSS)
  GENERAL PARTNERS                                                        $6,614            $(29,221)
                                                                        --------           ----------
                                                                        --------           ----------
  LIMITED PARTNERS                                                       $59,531           $(165,585)
                                                                        --------           ----------
                                                                        --------           ----------


INCOME (LOSS) PER 1% GENERAL
  PARTNER INTEREST - Note 4                                               $66.14            $(292.21)
                                                                        --------           ----------
                                                                        --------           ----------

INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT - Note 4                                                $2.62              $(7.29)
                                                                        ---------           ----------
                                                                        ---------           ----------


See accompanying notes to financial statements

                                  DE ANZA PROPERTIES - XII, LTD.
                                     (A Limited Partnership)

                       Statements of Changes in Partners' Capital (Deficit)
                                           (Unaudited)

                          For the Three Months Ended March 31, 1995 and
                              For the Year Ended December 31, 1994





                                                         General            Limited
                                         Total           Partners           Partners
                                       ----------       ------------     ------------

BALANCE - January 1, 1994             $ 6,618,974     $ (1,580,649)     $ 8,199,623

DISTRIBUTIONS TO PARTNERS              (1,487,000)              -        (1,487,000)

NET LOSS - for the year
  ended December 31, 1994
 - Note 4                                (491,194)          (73,679)       (417,515)
                                        ----------       -----------     -----------

BALANCE - December 31,
  1994                                  4,640,780        (1,654,328)      6,295,108

DISTRIBUTIONS TO PARTNERS                (200,000)               -         (200,000)

NET INCOME - for the three
  months ended March 31,
  1995 - Note 4                            66,145             6,614          59,531
                                      ------------      ------------    ------------
BALANCE - March 31, 1995              $ 4,506,925       $(1,647,714)    $ 6,154,639
                                      ------------      -------------   -------------
                                      ------------      -------------   -------------




See accompanying notes to financial statements.

                              DE ANZA PROPERTIES - XII, LTD.
                                 (A Limited Partnership)

                                 Statements of Cash Flows
                                       (Unaudited)



                                                          Three Months           Three Months
                                                             Ended                   Ended
                                                           March 31,               March 31,
                                                              1995                    1994
                                                          -------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Gross rents received from real estate
     operations                                            $ 816,401              $  738,430
  Cash paid to suppliers and employees
    (including $26,909 and $31,513
    paid to related parties in 1994
    and 1993, respectively)                                 (411,742)               (546,151)
  Interest paid                                              (73,544)                (86,404)
  Interest income received                                    14,460                  19,134
                                                          ------------            -----------

  Net cash provided by
    operating activities                                     345,575                 125,009
                                                          ------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                       (143,999)                (56,174)
  Payments received on notes receivable                        1,665                  54,494
  Sales and closing costs                                     (3,575)                (28,973)
  Proceeds from sale of property and
     equipment                                                    -                   81,413
                                                          ------------            -----------


   Net cash provided by (used in)
     investing activities                                   (145,909)                 50,760
                                                          ------------            -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                                 (200,000)                     -
  Principal payments on secured
     notes payable                                            (8,912)                (20,845)
                                                          -----------             -----------


  Net cash used in
     financing activities                                   (208,912)                (20,845)
                                                          ------------            -----------


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                (9,246)                154,924


CASH AND CASH EQUIVALENTS:
   BALANCE AT BEGINNING OF PERIOD                            912,914               1,044,715
                                                          ------------            -----------

BALANCE AT END OF PERIOD                                   $ 903,668              $1,199,639
                                                          ------------            -----------
                                                          ------------            -----------


See accompanying notes to financial statements

                                   DE ANZA PROPERTIES - XII, LTD.
                                      (A Limited Partnership)

                                 Statements of Cash Flows (Continued)
                                              (Unaudited)


                                                                  Three Months         Three Months
                                                                      Ended               Ended
                                                                    March 31,            March 31,
                                                                       1995                 1994
                                                                  ------------         ------------
RECONCILIATION OF NET INCOME (LOSS) TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
    Net income (loss)                                              $  66,145            $(194,806)
    Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities
        Depreciation and amortization                                147,691              203,081
        Gain on sale of property
           and equipment                                                  -               (69,016)
    Changes in operating assets and
     liabilities
        Decrease in accounts receivable                              242,149               28,545
        Decrease in prepaid expenses                                  17,552               11,554
        Decrease in mobile homes held
           for resale                                                     -                 7,488
        Increase (decrease) in accounts payable
           and accrued expenses                                     (157,666)             121,939
        Increase (decrease) in deposits and
           advance rentals                                             1,025              (19,311)
        Increase in management and
           condominium conversion fee
           payable to affiliate                                       28,679               35,535
                                                                  -----------          -----------

      Net cash provided by
        operating activities                                       $ 345,575            $ 125,009
                                                                  -----------          -----------
                                                                  -----------          -----------

SUPPLEMENTAL DISCLOSURE
- - -----------------------

During the three months ended March 31, 1994, the lender deferred two months of note payments on the Warner Oaks note.  The accrued and unpaid interest of $40,236 has been added to the principal balance (see Notes 2 and 7).


See accompanying notes to financial statements.

                                     DE ANZA PROPERTIES - XII, LTD.
                                        (A Limited Partnership)

                                     Notes to Financial Statements
                                              (Unaudited)

                                 March 31, 1995 and December 31, 1994 and
                            For the Three Months Ended March 31, 1995 and 1994


NOTE 1 -            BASIS OF PRESENTATION

                    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

                    CASH AND CASH EQUIVALENTS

                    The Partnership invests its cash not needed for working capital in highly liquid short-term investments primarily consisting of money market funds and certificates of deposit with original maturities ranging generally from one to three months. The Partnership considers all such items to be cash equivalents.

NOTE 2 -            SECURED NOTES PAYABLE

                    Secured notes payable at March 31, 1995 and December 31, 1994 consisted of:

                                                                        March 31,          December 31,
                                                                           1995                1994
                                                                        ----------         ------------


                         Note collateralized by a first trust
                         deed, payable in monthly
                         installments of $26,476, including
                         interest until December 15, 1994.
                         Thereafter, the monthly payment
                         changes annually on each December
                         15th.  Interest accrued at 6.25%
                         until February 15, 1994, and
                         thereafter, floats at 2.5% over the
                         FHLB's 11th District Cost of Funds index,
                         not to exceed 12.9%,adjusted monthly.
                         Unpaid principal and interest are due
                         November 15, 2008. The interest rate in
                         effect at March 31, 1995 and December 31,
                         1994 was 7.247% and 6.69%, respectively.          $4,269,794       $4,278,706
                                                                           ----------       ----------
                                                                           ----------       ----------

                    Due to the Northridge earthquake on January 17, 1994, the lender for the Warner Oaks note agreed to a deferment of two months of note payments. The accrued and unpaid interest of $40,236 has been added to the principal balance (see Note 7).

                                      DE ANZA PROPERTIES - XII, LTD.
                                         (A Limited Partnership)


                                 Notes to Financial Statements (Continued)
                                               (Unaudited)

                                  March 31, 1995 and December 31, 1994 and
                             For the Three Months Ended March 31, 1995 and 1994


NOTE 3 -       TRANSACTIONS WITH RELATED PARTIES

               Pursuant to a management agreement dated October 1, 1985, as amended, De Anza Assets, Inc., a former affiliate of the operating general partner, was accrued a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the prior distribution to the limited partners of 7% of their adjusted capital contributions each year and is noncumulative except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of proceeds of the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. However, management fees payable subsequent to a consummated refinancing are not subordinated to the limited partners' priority return to the extent the subordination would have been caused by increased debt service charges. At March 31, 1995 and December 31, 1994, cumulative accrued fees of $633,453 and $604,774, respectively, have been subordinated and are included in management and condominium conversion fees payable to affiliate as reflected in the balance sheets. Management fees of $35,302 were accrued during the three months ended March 31, 1994 to De Anza Assets Inc. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receive these fees to the Gelfand Family Trust.

               On August 18, 1994, subsequent to the sale of the Mark and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 6, the property management of Warner Oaks and the two remaining spaces at San Luis Bay was assumed by Terra Vista Management, Inc. (Terra Vista) by assignment of the management agreement from De Anza Assets, Inc. Terra Vista is wholly owned by Michael D. Gelfand, president of the operating general partner (OGP) and the son of Herbert M. Gelfand. Herbert
               M. Gelfand, together with Beverly Gelfand is the sole shareholder of the OGP and an individual general partner. Management fees of $28,679 were accrued to Terra Vista during the three months ended March 31, 1995 and are subordinated as described above.

               Pursuant to the Partnership Agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites sold is due to an affiliate of the OGP (see Note 5). Payment of this fee has been deferred according to the Partnership Agreement's requirement regarding subordination to payment of the limited partners' priority return, the general partners' incentive interest and deferred management fees. At March 31, 1995 and December 31, 1994, cumulative accrued conversion fees of $77,809 have been subordinated and included in management and condominium conversion fees payable to affiliate. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receipt of these fees to the Gelfand Family Trust.

               In addition, Terra Vista or an affiliate of the OGP was paid $26,909 and DAG or a wholly owned subsidiary was paid $31,513 for the three months ended March 31, 1995 and 1994, respectively, for performing bookkeeping, regional management, computer, legal and public relations services necessary for the operation of the Partnership and its properties.

                                 DE ANZA PROPERTIES - XII, LTD.
                                    (A Limited Partnership)

                             Notes to Financial Statements (Continued)
                                             (Unaudited)

                              March 31, 1995 and December 31, 1994 and
                          For the Three Months Ended March 31, 1995 and 1994


NOTE 4 -       INCOME (LOSS) PER 1% GENERAL PARTNER INTEREST AND LIMITED
PARTNERSHIP UNIT

               Income (loss) per limited partnership unit is computed based on the limited partners' share of net income (loss) as shown on the Statements of Operations and Changes in Partners' Capital (Deficit) and the number of limited partnership units outstanding (22,719 units during the three months ended March 31, 1995 and 1994). The general partners' share of net loss has not been included in this computation. Loss per 1% general partner interest is computed based on the general partners' share of net income (loss) as shown on the Statements of Operations and Changes in Partners' Capital (Deficit).

NOTE 5 -       SALE OF PROPERTY AND EQUIPMENT

               On May 2, 1989, the Partnership entered into an agreement to sell San Luis Bay Mobile Estates (the 162-space mobile home community in Avila Beach, California) to the residents for an aggregate sales price of $8,850,000, and, pursuant to that agreement, subdivided the property into condominium units in 1991. The Partnership provided purchase money financing for up to 80% of the individual homesite price, payable in monthly payments, including interest at 10%, based on a loan amortization schedule of 30 years, with a balloon payment of unpaid principal and interest due at the end of seven years. Those residents who purchased their homesites for cash received a 10% discount off their purchase price.

               The Partnership sold 158 homesites prior to 1994. In 1994, two homesites were sold for $104,990 in cash. The remaining two homesites are leased to tenants.

NOTE 6 -       SALE OF THE MARK

               On August 18, 1994 the Partnership sold The Mark to MHC as part of an overall transaction for the sale of the related management business of DAG and other mobile home communities affiliated with DAG.

               The sales price for The Mark was $5,404,419. Additional proceeds of $130,094, which were included in the sales price for calculating the gain on sale of property and equipment, were received from MHC to fund a General Reserve. Excess proceeds of $1,116,460 were distributed to the partners as a return of original capital on September 16, 1994, after repayment of debt of $3,977,437, sales and closing costs of $210,519, and establishment of various reserves totaling $230,097.

               The $230,097 was used to establish the following cash reserves:

                   MHC Reserve                                         $ 42,000
                   General Reserve                                      130,094
                   Independent Committee Reserve                         58,003

                                  DE ANZA PROPERTIES - XII, LTD.
                                      (A Limited Partnership)

                             Notes to Financial Statements (Continued)
                                            (Unaudited)

                              March 31, 1995 and December 31, 1994 and
                         For the Three Months Ended March 31, 1995 and 1994


NOTE 6 -       SALE OF THE MARK (Continued)

               The MHC Reserve was required by MHC. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction.

               Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership has deferred the recognition of gain on that portion of the sales proceeds, represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $230,097.

               The Partnership has been charged with certain costs for the transaction, some of which were based upon an allocation of costs from the overall transaction with MHC. Such transaction costs were capitalized to the properties and deducted in the determination of net gain on the sale of the Partnership's property and equipment. Transaction and closing costs charged to the Partnership totaled $210,519.

               Partnership released reserves from the San Luis Bay sale and distributed $70,540 and $300,000 to the limited partners on September 16, 1994, and on December 30, 1994, respectively. These distributions represent a return of original capital.

NOTE 7 -       LOSS ON EARTHQUAKE DAMAGE

               On January 17, 1994, the Warner Oaks Apartment complex suffered property damage from an earthquake. The Partnership estimates total costs of approximately $1,989,000 and has received insurance proceeds of $1,414,000. As of March 31, 1995, approximately 93% of the repairs have been completed. A portion of the costs has been capitalized and the balance of $156,496, representing noncapitalized costs, net of insurance proceeds, was expensed in 1994. Additional insurance proceeds of approximately $308,000 received for loss of income were included in rental income in 1994.

ITEM 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY


  The Partnership's quick ratios were 2.0:1 and 1.7:1, including unrestricted cash balances of $673,571 and $682,817 at March 31, 1995 and December 31, 1994, respectively. The increase in the quick ratio is due mainly to the receipt of insurance proceeds receivable and corresponding paydown of accounts payable and accrued expenses, relating to the earthquake repairs at Warner Oaks. The Partnership's cash balance is its immediate source of liquidity.

  On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during the three months ended March 31, 1995 were approximately $346,000. Cash flow from operations has improved substantially following the sale of The Mark. See Note 6 to the Financial Statements. The Partnership has reinstated regular operating distributions to its partners though payment of the management fees continues to be deferred in accordance with the Partnership Agreement.

  Subsequent to the sale of The Mark, the Partnership continues to operate Warner Oaks, the remaining property, which is managed by Terra Vista.

  As a result of the sale of The Mark, the Partnership's liquidity has improved. The Mark's income fell short of its expenses, thus with the property sold, the Partnership's income is expected to improve which will improve liquidity. However, should it become necessary to improve liquidity, the Partnership can reduce partner distributions, which totaled $200,000 during the three months ended March 31, 1995, or arrange a short-term line of credit.

  In November 1993, the Partnership refinanced Warner Oaks with a variable interest rate loan. The interest rate for the initial three months was 6.25%, thereafter the loan will bear interest at 250 basis points over the Eleventh District Cost of Funds with caps on the maximum annual payment change of 7.5% of the current payment, and an interest rate cap of 12.9% over the life of the loan. This loan is subject to negative amortization. Future liquidity will be affected, unfavorably or favorably, to the extent the payment rate fluctuates. At March 31, 1995, the interest rate in effect was 7.24%.

  Warner Oaks incurred moderate damage from the January 17, 1994 earthquake, which epicenter was approximately ten miles from the property. The cost to repair the property was approximately $1.99 million. The property was covered by insurance, including business interruption insurance, with a deductible of 5% of the building value on a per-building basis. The unreimbursed loss is estimated to be approximately $575,000 and is reflected in the Financial Statements. The Partnership funded the unreimbursed loss out of reserves.

  The Partnership has sold 160 of 162 spaces at San Luis Bay as of March 31, 1995 (see Note 5). Liquidity is expected to improve as the notes receivable from the buyers of San Luis Bay spaces mature, as discussed in Note 5. As of March 31, 1995, the amount of the notes receivable outstanding was approximately $486,000. Liquidity also improves when the notes receivable are prepaid and when additional spaces are sold.

  Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


  CAPITAL RESOURCES


  The Partnership anticipates spending approximately $492,000 in 1995 for physical improvements at its properties, $348,000 of which will be spent during the remainder of 1995. Funds for these improvements will be provided by cash generated from operations. If necessary, the Partnership can use funds from reserves from the sale proceeds of San Luis Bay, and from cash reserved for capital improvement projects.

  As a result of the sale of The Mark discussed in Note 6 and the distribution subsequent to the sale of The Mark, the Partnership's capital resources were reduced.

  Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's capital resources. The Partnership does not contemplate any other material changes in the mix of its capital resources, other than as described above.


RESULTS OF OPERATIONS


  Since The Mark was sold on August 18, 1994, a comparison of operations for 1995 and 1994 would not be meaningful. However, excluding the operations of The Mark, a comparison can be made.

  Rental income, excluding The Mark, increased 10.3% during the three months ended March 31, 1995, over the same period in 1994, primarily resulting from higher occupancy at Warner Oaks. The occupancy during the three months ended March 31, 1994 was inordinately low following the earthquake in January 1994.

  Expenses, excluding The Mark's, decreased 22.7% during the three months ended March 31, 1995 over the same period in 1994. The decrease is mostly due to the 1994 provision to write off the noncapitalized, unreimbursed cost relating to the earthquake damage at Warner Oaks. Additionally, salaries and payroll and related expenses decreased due to higher costs at Warner Oaks in 1994 attributable to earthquake damage repairs. Partly offsetting these decreases was an increase in interest expense due to rising interest rates on the Warner Oaks variable rate loan, as discussed more fully in Note 2 and Liquidity. Maintenance, repairs and supplies were higher because some ongoing maintenance was unnecessary in 1994 while earthquake repairs were underway. Insurance was higher due to a large increase in insurance premiums at Warner Oaks.

  The damages resulting from the January 17, 1994 earthquake have almost completely been repaired and occupancy has been increased substantially. Management anticipates stable occupancy at the recently established higher levels at Warner Oaks for the foreseeable future.

  Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.
                                  14

PART II.      OTHER INFORMATION



ITEM NUMBER
- - -----------


 1.    LEGAL PROCEEDINGS

       No new material legal proceedings were commenced during the three months ended March 31, 1995 and there are none pending.

 2.    CHANGES IN SECURITIES

       None.

 3.    DEFAULTS UPON SENIOR SECURITIES

       None.

 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

 5.    OTHER INFORMATION

       None.

 6.    EXHIBITS AND REPORTS ON FORM 8-K

       None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   DE ANZA PROPERTIES - XII, LTD.
                                             (Registrant)




                                   By    DE ANZA CORPORATION
                                         A California Corporation
                                         Operating General Partner




Date:  May 12, 1995                 By    /s/ Michael D. Gelfand
                                          -----------------------
                                          Michael D. Gelfand
                                          President and
                                           Chief Financial Officer