Form 10-Q
period 1995-06-30
DE ANZA PROPERTIES XII LTD
filed 1995-08-10
CIK 351509

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

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

                                 (310) 550-1111
              (Registrant's telephone number, including area code)


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

                                 YES  X   NO
                                     ---     ---

     Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.0-3(b) (17 CFR 240.0-3(b)), the pages of this document have been numbered sequentially. The total number of pages contained herein is 19.

                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

                 Balance Sheets                             3

                 Statements of Operations                   5

                 Statements of Changes in Partners'
                    Capital (Deficit)                       7

                 Statements of Cash Flows                   8

                 Notes to Financial Statements              10


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                   15



PART II.       OTHER INFORMATION                            18

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


                         DE ANZA PROPERTIES - XII, LTD.
                             (A Limited Partnership)

                                 Balance Sheets
                                   (Unaudited)

                                                         June 30,     December 31,
                                                           1995          1994
                                                       ------------   ------------

                                      ASSETS
CASH - including restricted cash of $188,097 and
   $230,097 at June 30, 1995 and December 31,          $    716,756   $    912,914
   1994, respectively - Note 1

ACCOUNTS RECEIVABLE                                           5,303        254,057

PREPAID EXPENSES                                             11,401         45,605
                                                       ------------   ------------
                                                            733,460      1,212,576
                                                       ------------   ------------

NOTES RECEIVABLE - Note 5                                   486,657        488,026
                                                       ------------   ------------

PROPERTY AND EQUIPMENT - Notes 2, 5 and 6
     Land                                                 1,184,605      1,184,605
     Land improvements                                    3,176,027      2,901,226
     Buildings and improvements                           9,933,168      9,933,168
     Furniture and equipment                                433,393        426,637
                                                       ------------   ------------
                                                         14,727,193     14,445,636

   Less accumulated depreciation                          6,192,358      5,900,220
                                                       ------------   ------------
                                                          8,534,835      8,545,416
                                                       ------------   ------------

OTHER ASSETS
  Loan costs - less accumulated amortization
    of $10,274 and $7,030 at June 30, 1995
    and December 31, 1994, respectively                      87,060         90,304
 Other                                                        5,341          5,341
                                                       ------------   ------------
                                                             92,401         95,645
                                                       ------------   ------------
                                                         $9,847,353    $10,341,663
                                                       ------------   ------------
                                                       ------------   ------------

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                             (A Limited Partnership)

                           Balance Sheets (Continued)
                                   (Unaudited)

                                                         June 30,     December 31,
                                                           1995          1994
                                                       -----------    ------------

                           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
ACCOUNTS PAYABLE AND ACCRUED EXPENSES
   (including $11,506 and $27,938 due to
   related parties at June 30, 1995
   and December 31, 1994, respectively)                $    178,653   $    439,431


DEPOSITS AND ADVANCE RENTALS                                 62,666         70,066

DEFERRED GAIN ON SALE - Note 6                              188,097        230,097

MANAGEMENT AND CONDOMINIUM CONVERSION
   FEES PAYABLE TO AFFILIATE - Note 3                       738,969        682,583

SECURED NOTES PAYABLE - Note 2                            4,266,226      4,278,706
                                                       ------------   ------------
                                                          5,434,611      5,700,883
                                                       ------------   ------------

PARTNERS' CAPITAL (DEFICIT)
   General partners                                      (1,652,858)    (1,654,328)
   Limited partners, 22,719 units issued
     and outstanding                                      6,065,600      6,295,108
                                                       ------------   ------------
                                                          4,412,742      4,640,780
                                                       ------------   ------------

                                                         $9,847,353    $10,341,663
                                                       ------------   ------------
                                                       ------------   ------------

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                             (A Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                       Six Months      Six Months
                                                          Ended          Ended
                                                         June 30,       June 30,
                                                           1995          1994
                                                       -----------    -----------
INCOME
   Rent                                                $1,110,001     $1,340,333
   Interest                                                30,614         35,749
   Utilities income                                         -             26,427
   Other                                                    9,092        160,709
   Gain on sale of property and equipment
     - Note 6                                              42,000         68,711
                                                       -----------    -----------
                                                        1,191,707      1,631,929
                                                       -----------    -----------

EXPENSES
   Depreciation and amortization                          295,382        405,006
   Interest                                               153,700        242,989
   Maintenance, repairs and supplies                      121,756        139,823
   Salaries (including $10,436 and $15,134
     paid to related parties in 1995 and
     1994, respectively) - Note 3                          97,110        217,328
   Utilities expense                                       89,995        161,000
   Professional fees and services
     (including $38,277 and $39,245 paid
     to related parties in 1995 and 1994,
     respectively) - Note 3                                84,703        115,053
   Real estate taxes                                       57,748        113,003
   Management fees accrued to related
     parties - Note 3                                      56,386         68,136
   Other                                                   35,995        158,903
   Insurance                                               34,113         27,245
   Payroll taxes and employee benefits                     17,857         46,021
   Uninsured loss from earthquake damage
     - Note 7                                                -           575,000
                                                       -----------    -----------
                                                        1,044,745      2,269,507
                                                       -----------    -----------
NET INCOME (LOSS)                                       $ 146,962      $(637,578)
                                                       -----------    -----------
                                                       -----------    -----------

NET INCOME (LOSS)
   GENERAL PARTNERS                                        $1,470       $(95,637)
                                                       -----------    -----------
                                                       -----------    -----------
   LIMITED PARTNERS                                      $145,492      $(541,941)
                                                       -----------    -----------
                                                       -----------    -----------

INCOME (LOSS) PER 1% GENERAL
   PARTNER INTEREST - Note 4                               $14.70       $(956.37)
                                                       -----------    -----------
                                                       -----------    -----------

INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT - Note 4                                $6.40        $(23.85)
                                                       -----------    -----------
                                                       -----------    -----------

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                             (A Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                    Three Months   Three Months
                                                       Ended          Ended
                                                      June 30,       June 30,
                                                       1995           1994
                                                    ------------   --------------
INCOME
   Rent                                                $550,518       $ 644,847
   Interest                                              16,124          18,497
   Utilities income                                          -           14,206
   Other                                                  3,401         150,097
   Gain on sale of property and equipment
     - Note 6                                            42,000            (305)
                                                       ----------     ----------
                                                        612,043         827,342
                                                       ----------     ----------

EXPENSES
   Depreciation and amortization                        147,691         201,925
   Interest                                              79,090         111,803
   Maintenance, repairs and supplies                     65,580          82,011
   Salaries (including $6,127 and $7,855
     paid to related parties in 1995 and
     1994, respectively) - Note 3                        56,424         106,196
   Utilities expense                                     41,516          82,875
   Professional fees and services
     (including $16,810 and $17,057 paid
     to related parties in 1995 and 1994,
     respectively) - Note 3                              48,462          60,318
   Real estate taxes                                     16,389          56,558
   Management fees accrued to related
     parties - Note 3                                    27,707          32,834
   Other                                                 22,363          82,871
   Insurance                                             16,867          13,338
   Payroll taxes and employee benefits                    9,137          20,881
   Uninsured loss from earthquake damage
     - Note 7                                               -           418,504
                                                       -----------    ----------
                                                        531,226       1,270,114
                                                       -----------    ----------

NET INCOME (LOSS)                                      $ 80,817       $(442,772)
                                                       -----------    ----------
                                                       -----------    ----------
NET INCOME (LOSS)
   GENERAL PARTNERS                                       $ 808        $(66,416)
                                                       -----------    ----------
                                                       -----------    ----------
   LIMITED PARTNERS                                     $80,009       $(376,356)
                                                       -----------    ----------
                                                       -----------    ----------
INCOME (LOSS) PER 1% GENERAL
   PARTNER INTEREST - Note 4                              $8.08        $(664.16)
                                                       -----------    ----------
                                                       -----------    ----------
INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT - Note 4                              $3.52         $(16.57)
                                                       -----------    ----------
                                                       -----------    ----------

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                             (A Limited Partnership)

              Statements of Changes in Partners' Capital (Deficit)
                                   (Unaudited)

                   For the Six Months Ended June 30, 1995 and
                      For the Year Ended December 31, 1994



                                                  GENERAL          LIMITED
                                      TOTAL       PARTNERS         PARTNERS
                                   -----------  ------------     ------------
BALANCE - January 1, 1994          $ 6,618,974  $(1,580,649)     $ 8,199,623

DISTRIBUTIONS TO PARTNERS           (1,487,000)          -       (1,487,000)

NET LOSS - for the year
   ended December 31, 1994
                                      (491,194)     (73,679)        (417,515)
                                   -----------  ------------     ------------
BALANCE - December 31,
   1994                              4,640,780   (1,654,328)       6,295,108

DISTRIBUTIONS TO PARTNERS             (375,000)          -          (375,000)

NET INCOME - for the six
   months ended June 30,
   1995                                146,962        1,470           145,492
                                   -----------  ------------     ------------

BALANCE - June 30, 1995            $ 4,412,742  $(1,652,858)       $6,065,600
                                   -----------  ------------     ------------
                                   -----------  ------------     ------------

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                             (A Limited Partnership)

                            Statements of Cash Flows
                                   (Unaudited)

                                                  Six Months     Six Months
                                                    Ended          Ended
                                                   June 30,       June 30,
                                                     1995           1994
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Gross rents received from real estate
     operations                                   $1,360,469     $1,533,322
   Cash paid to suppliers and employees
     (including $50,852 and $55,670
     paid to related parties in 1995
     and 1994, respectively)                        (763,543)    (1,066,495)
   Interest paid                                    (152,433)      (204,966)
   Interest income received                           30,592         36,655
                                                  -----------    -----------
        Net cash provided by
          operating activities                       475,085        298,516
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment              (281,557)      (134,389)
   Payments received on notes receivable               1,369         55,188
   Sales and closing costs                            (3,575)       (72,139)
   Proceeds from sale of property and
     equipment                                            -          81,108
                                                  -----------    -----------
        Net cash used in
          investing activities                      (283,763)       (70,232)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to partners                        (375,000)            -
   Principal payments on secured
     notes payable                                   (12,480)       (63,456)
                                                  -----------    -----------
        Net cash used in
          financing activities                      (387,480)       (63,456)
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                      (196,158)       164,828

CASH AND CASH EQUIVALENTS:
   BALANCE AT BEGINNING OF PERIOD                    912,914      1,044,715
                                                  -----------    ----------

   BALANCE AT END OF PERIOD                       $  716,756     $1,209,543
                                                  ----------     ----------
                                                  -----------    ----------

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                             (A Limited Partnership)

                      Statements of Cash Flows (Continued)
                                   (Unaudited)



                                                       Six Months     Six Months
                                                         Ended          Ended
                                                        June 30,       June 30,
                                                          1995           1994
                                                       ----------     ----------
RECONCILIATION OF NET INCOME (LOSS) TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES
     Net income (loss)                                 $  146,962     $(637,578)
     Adjustments to reconcile net income
          (loss) to net cash provided by
           operating activities
             Depreciation and amortization                295,382       405,006
             Gain on sale of property
               and equipment                              (42,000)      (68,711)
     Changes in operating assets and liabilities
           (Increase) decrease in accounts receivables    248,754      (108,556)
            Decrease in prepaid expenses                   34,204        25,726
            Decrease in mobile homes held
               for resale                                      -         48,921
            Decrease in  other assets                          -              1
            Increase (decrease) in accounts payable
               and accrued expenses                      (257,203)      583,788
            Decrease in deposits and
               advance rentals                             (7,400)      (18,660)
            Increase in management and
               condominium conversion fees
               payable to affiliate                        56,386        68,579
                                                       ----------     ---------
               Net cash provided by
                 operating activities                   $ 475,085     $ 298,516
                                                       ----------     ---------


SUPPLEMENTAL DISCLOSURE
-----------------------


During the six months ended June 30, 1994, the lender deferred two months of note payments on the Warner Oaks note. The accrued and unpaid interest of $40,236 has been added to the principal balance (see Notes 2 and 7).

During the six months ended June 30, 1995, the MHC cash reserve of $42,000 was released from restricted cash and the Partnership recognized a gain on that portion of the 1994 sale proceeds.


See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)


                        Notes to Financial Statements
                                  (Unaudited)


                      June 30, 1995 and December 31, 1994 and
            For the Six and Three Months Ended June 30, 1995 and 1994


NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the six and three months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended
         December 31, 1994.

         CASH AND CASH EQUIVALENTS

         The Partnership invests its cash not needed for working capital in highly liquid short-term investments primarily consisting of money market funds and certificates of deposit with original maturities ranging generally from one to three months. The Partnership considers all such items to be cash equivalents.


NOTE 2 - SECURED NOTES PAYABLE

         Secured notes payable at June 30, 1995 and December 31, 1994 consisted of:



                                                    June 30,      December 31,
                                                     1995             1994
                                                   ----------     ------------

            Note collateralized by a first
            trust deed, payable in monthly
            installments of $26,476, including
            interest until December 15, 1994.
            Thereafter, the monthly payment
            changes annually on each
            December 15th. Interest accrued
            at 6.25% until February 15, 1994
            and thereafter floats at 2.5% over
            the FHLB's 11th District Cost of
            Funds index, not to exceed 12.9%,
            adjusted monthly. Unpaid principal
            and interest are due
            November 15, 2008. The interest
            rate in effect at June 30, 1995
            and December 31, 1994 was 7.564%
            and 6.69%, respectively.

                                                   $4,266,226      $4,278,706
                                                   ----------      ----------
                                                   ----------      ----------


                             DE ANZA PROPERTIES - XII, LTD.
                                 (A Limited Partnership)


                       Notes to Financial Statements (Continued)
                                      (Unaudited)


                        June 30, 1995 and December 31, 1994 and
              For the Six and Three Months Ended June 30, 1995 and 1994




NOTE 2 - SECURED NOTES PAYABLE (continued)

         Due to the Northridge earthquake on January 17, 1994, the lender for the Warner Oaks note agreed to a deferment of two months of note payments. The accrued and unpaid interest of $40,236 has been added to the principal balance (see Note 7).


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

         Pursuant to a management agreement dated October 1, 1985, as amended, De Anza Assets, Inc., a former affiliate of the operating general partner, was accrued a management fee through August 18, 1994 in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the prior distribution to the limited partners of 7% of their adjusted capital contributions each year and is noncumulative except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of proceeds of the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. However, management fees payable subsequent to a consummated refinancing are not subordinated to the limited partners' priority return to the extent the subordination would have been caused by increased debt service charges. At June 30, 1995 and December 31, 1994, cumulative accrued fees of $661,160 and $604,774, respectively, have been subordinated and are included in management and condominium conversion fees payable to affiliate as reflected in the balance sheets. Management fees of $68,136 were accrued during the six months ended June 30, 1994 to De Anza Assets Inc. Shortly before its sale to Manufactured Home Communities (MHC), De Anza Assets, Inc. assigned its rights to receive these fees to the Gelfand Family Trust.

         On August 18, 1994, subsequent to the sale of the Mark and the property management business of De Anza Group, Inc. (DAG), as discussed in
         Note 6, the property management of Warner Oaks and the two remaining spaces at San Luis Bay was assumed by Terra Vista Management, Inc. (Terra Vista) by assignment of the management agreement from De Anza Assets, Inc. Terra Vista is wholly owned by Michael D. Gelfand, president of the operating general partner (OGP) and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand is the sole shareholder of the OGP and an individual general partner. Management fees of $56,386 were accrued to Terra Vista during the six months ended June 30, 1995 and are subordinated as described above. Of the $56,386, $27,707 is attributable to the three months ended June 30, 1995 (as compared to $32,834 accrued for the three months ended
         June 30, 1994).

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)


                   Notes to Financial Statements (Continued)
                                  (Unaudited)


                      June 30, 1995 and December 31, 1994 and
            For the Six and Three Months Ended June 30, 1995 and 1994


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES (continued)

         Pursuant to the Partnership Agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites sold is due to an affiliate of the OGP (see Note 5). Payment of this fee has been deferred according to the Partnership Agreement's requirement regarding subordination to payment of the limited partners' priority return, the general partners' incentive interest and deferred management fees. At June 30, 1995 and December 31, 1994, cumulative accrued conversion fees of $77,809 have been subordinated and included in management and condominium conversion fees payable to affiliate. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receipt of these fees to the Gelfand Family Trust.

         In addition, Terra Vista or an affiliate of the OGP was paid $50,852 and DAG or a wholly owned subsidiary was paid $54,379 for the six months ended June 30, 1995 and 1994, respectively, for performing bookkeeping, regional management, computer, legal and public relations services necessary for the operation of the Partnership and its properties. Of the $50,852, $23,943 is attributable to the three months ended June 30, 1995 (compared to $22,866 paid during the three months ended June 30, 1994).

NOTE 4 - INCOME (LOSS) PER 1% GENERAL PARTNER INTEREST AND LIMITED PARTNERSHIP UNIT

         Income (loss) per limited partnership unit is computed based on the limited partners' share of net income (loss) as shown on the Statements of Operations and Changes in Partners' Capital (Deficit) and the number of limited partnership units outstanding (22,719 units during the six and three months ended June 30, 1995 and 1994). The general partners' share of net income (loss) has not been included in this computation. Income (loss) per 1% general partner interest is computed based on the general partners' share of net income (loss) as shown on the Statements of Operations and Changes in Partners' Capital (Deficit).

NOTE 5 - SALE OF SAN LUIS BAY MOBILE ESTATES

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

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)


                   Notes to Financial Statements (Continued)
                                  (Unaudited)


                      June 30, 1995 and December 31, 1994 and
            For the Six and Three Months Ended June 30, 1995 and 1994


NOTE 5 - SALE OF SAN LUIS BAY MOBILE ESTATES (continued)

         The Partnership sold 158 homesites prior to 1994. In 1994, two homesites were sold for $104,990 in cash. The remaining two homesites are leased to tenants.

         The Partnership released reserves from the San Luis Bay sale and distributed $70,540 and $300,000 to the limited partners on September 16, 1994, and on December 30, 1994, respectively. These distributions represent a return of original capital.


NOTE 6 - SALE OF THE MARK

         On August 18, 1994 the Partnership sold The Mark to MHC as part of an overall transaction which included the sale of the related management business of DAG and other mobile home communities affiliated with DAG.

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


         During the six months ended June 30, 1995, the MHC Reserve was released and is no longer required to be maintained. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction and continue to be held.

         Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership has deferred the recognition of gain on that portion of the sales proceeds, represented by General Reserve and Independent Committee Reserve, totaling $188,097. As mentioned above, the MHC Reserve has been released and accordingly, gain on sale has been recognized and is included in net income for the six months ended June 30, 1995.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)


                  Notes to Financial Statements (Continued
                                  (Unaudited)


                      June 30, 1995 and December 31, 1994 and
            For the Six and Three Months Ended June 30, 1995 and 1994


NOTE 6 - SALE OF THE MARK (continued)

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


NOTE 7 - LOSS ON EARTHQUAKE DAMAGE

         On January 17, 1994, the Warner Oaks Apartment complex suffered property damage from an earthquake. The Partnership estimates total costs of approximately $1,989,000 and has received insurance proceeds of $1,414,000. As of June 30, 1995, approximately 96% of the repairs have been completed. A portion of the costs has been capitalized and the balance of $156,496, representing noncapitalized costs, net of insurance proceeds, was expensed in 1995. Additional insurance proceeds of approximately $308,000 received for loss of income were included in rental income in 1994.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

The Partnership's quick ratios were 2.0:1 and 1.7:1, including unrestricted cash balances of $528,659 and $682,817 at June 30, 1995 and December 31, 1994,
respectively. The increase in the quick ratio is due mainly to the receipt of insurance proceeds receivable and corresponding paydown of accounts payable and accrued expenses, relating to the earthquake repairs at Warner Oaks. The Partnership's cash balance is its immediate source of liquidity.

On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during the six months ended June 30, 1995 were approximately $475,000. Cash flow from operations has improved substantially following the sale of The Mark. See Note 6 to the Financial Statements. The Partnership has reinstated regular operating distributions to its limited partners though payment of the management fees continues to be deferred in accordance with the Partnership Agreement.

Subsequent to the sale of The Mark, the Partnership continues to operate Warner Oaks, the remaining property, which is managed by Terra Vista. The Partnership also owns two spaces at San Luis Bay Mobile Estates and various notes receivable related to that sale (see Note 5 to the Financial Statements).

As a result of the sale of The Mark, the Partnership's liquidity has improved. The Mark's income fell short of its expenses, thus with the property sold, the Partnership's income has improved which has improved liquidity. However, should it become necessary to improve liquidity further, the Partnership can reduce partner distributions, which totaled $375,000 during the six months ended
June 30, 1995, arrange a short-term line of credit or refinance Warner Oaks.

In November 1993, the Partnership refinanced Warner Oaks with a variable interest rate loan. The interest rate for the initial three months was 6.25%, thereafter the loan bears interest at 2.5% over the Eleventh District Cost of Funds with caps on the maximum annual payment change of 7.5% of the current payment, and an interest rate cap of 12.9% over the life of the loan. This loan is subject to negative amortization. Future liquidity will be affected, unfavorably or favorably, to the extent the payment rate fluctuates. At
June 30, 1995, the interest rate in effect was 7.56%.

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

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY (CONTINUED)

The Partnership has sold 160 of 162 spaces at San Luis Bay as of June 30, 1995 (see Note 5). Liquidity is expected to improve as the notes receivable from the buyers of San Luis Bay spaces mature, as discussed in Note 5. As of June 30, 1995, the amount of the notes receivable outstanding was approximately $486,000. Liquidity also improves when the notes receivable are prepaid and when additional spaces are sold.

Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.


CAPITAL RESOURCES

The Partnership anticipates spending approximately $492,000 in 1995 for physical improvements at its properties, $210,000 of which will be spent during the remainder of 1995. Funds for these improvements will be provided by cash generated from operations. If necessary, the Partnership can use funds from reserves from the sale proceeds of San Luis Bay, and from cash reserved for capital improvement projects.

Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's capital resources. The Partnership does not contemplate any other material changes in the mix of its capital resources, other than as described above.


RESULTS OF OPERATIONS

Since The Mark was sold on August 18, 1994, a comparison of operations for 1995 and 1994 would not be meaningful. However, excluding the regular operations of The Mark, a comparison can be made.

Rental income, excluding The Mark, increased 17.0% and 24.8% during the six and three months ended June 30, 1995, over the same periods in 1994, primarily resulting from higher occupancy at Warner Oaks. The occupancy during the six and three months ended June 30, 1994 was inordinately low following the earthquake in January 1994.

Expenses, excluding The Mark's, decreased 31.0% and 37.5% during the six and three months ended June 30, 1995 over the same periods in 1994. The decrease is mostly due to the 1994 provision to write off the noncapitalized, unreimbursed cost relating to the earthquake damage at Warner Oaks. Additionally, real estate taxes decreased due to a refund and reduced assessment
of Warner Oaks real estate taxes due to earthquake damage.   Partly offsetting
these decreases was an increase in interest expense due to rising interest rates on the Warner Oaks variable rate loan, as discussed more fully in Note 2 and Liquidity. Maintenance, repairs and supplies increased because some ongoing maintenance was unnecessary in 1994 while earthquake repairs were underway. Insurance premiums increased at Warner Oaks because of the earthquake. Professional fees and services were higher due to legal fees incurred subsequent to the sale in defense of a matter related to The Mark which is now settled.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS (CONTINUED)

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

PART II.  OTHER INFORMATION


ITEM NUMBER
 1.   LEGAL PROCEEDINGS

      No new material legal proceedings were commenced during the three months ended June 30, 1995 and there are none pending.

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









                                       DE ANZA PROPERTIES - XII, LTD.
                                              (Registrant)








                                       By   DE ANZA CORPORATION
                                            A California Corporation
                                            Operating General Partner








Date:  August 11, 1995                 By   /s/ Michael D. Gelfand
                                            ----------------------
                                            Michael D. Gelfand
                                            President and
                                              Chief Financial Officer