Form 10-Q
period 1995-09-30
DE ANZA PROPERTIES XII LTD
filed 1995-11-13
CIK 351509

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-10430


                         DE ANZA PROPERTIES - XII, LTD.
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                    95-3601367
      (State or other jurisdiction of                        (IRS Employer
       incorporation or organization)                    Identification Number)

                       9171 WILSHIRE BOULEVARD, SUITE 627
                        BEVERLY HILLS, CALIFORNIA  90210
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

         Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.0-3(b) (17 CFR 240.0-3(b)), the pages of this document have been numbered sequentially. The total number of pages contained herein is 28. An Exhibit Index is located on page 18 herein.

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

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS


                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)


                                                                               September 30,            December 31,
                                                                                   1995                     1994
                                                                               ------------             ------------
                   ASSETS


CASH - including restricted cash of $188,097 and
  $230,097 at September 30, 1995 and December 31, 1994,
  respectively - Note 1                                                         $   725,589               $   912,914

ACCOUNTS RECEIVABLE                                                                   9,320                   254,057

PREPAID EXPENSES                                                                     59,284                    45,605
                                                                                -----------               -----------
                                                                                    794,193                 1,212,576
                                                                                -----------               -----------


NOTES RECEIVABLE - Note 5                                                           481,086                   488,026
                                                                                -----------               -----------


PROPERTY AND EQUIPMENT - Notes 2, 5 and 6
     Land                                                                         1,184,605                 1,184,605
     Land improvements                                                            3,212,279                 2,901,226
     Buildings and improvements                                                   9,933,168                 9,933,168
     Furniture and equipment                                                        435,807                   426,637
                                                                                -----------               -----------
                                                                                 14,765,859                14,445,636


   Less accumulated depreciation                                                  6,338,426                 5,900,220
                                                                                -----------               -----------
                                                                                  8,427,433                 8,545,416
                                                                                -----------               -----------


OTHER ASSETS
   Loan costs - less accumulated amortization
     of $11,897 and $7,030 at September 30, 1995
     and December 31, 1994, respectively                                             85,437                    90,304
   Other                                                                              5,341                     5,341
                                                                                -----------               -----------
                                                                                     90,778                    95,645
                                                                                -----------               -----------
                                                                                $ 9,793,490               $10,341,663
                                                                                ===========               ===========





See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                           Balance Sheets (Continued)
                                  (Unaudited)


                                                            September 30,             December 31,
                                                                1995                      1994
                                                            ------------              ------------
                            LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    (including $15,066 and $27,938 due to
    related parties at September 30, 1995
    and December 31, 1994, respectively)                    $   232,919               $   439,431

DEPOSITS AND ADVANCE RENTALS                                     57,841                    70,066

DEFERRED GAIN ON SALE - Note 6                                  188,097                  230,097

MANAGEMENT AND CONDOMINIUM CONVERSION
    FEES PAYABLE TO AFFILIATE - Note 3                          767,358                   682,583

SECURED NOTES PAYABLE - Note 2                                4,265,117                 4,278,706
                                                            -----------               -----------
                                                              5,511,332                 5,700,883
                                                            -----------               -----------

PARTNERS' CAPITAL (DEFICIT)
    General partners                                         (1,652,414)               (1,654,328)
    Limited partners, 22,719 units issued
      and outstanding                                         5,934,572                 6,295,108
                                                            -----------               -----------
                                                              4,282,158                 4,640,780
                                                            -----------               -----------

                                                            $ 9,793,490               $10,341,663
                                                            ===========               ===========





See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                            Statements of Operations
                                  (Unaudited)


                                                         Nine Months              Nine Months
                                                            Ended                    Ended
                                                        September 30,             September 30,
                                                            1995                      1994
                                                        ------------              ------------
INCOME
    Rent                                                 $1,671,845                $2,218,871
    Interest                                                 47,423                    57,205
    Utilities                                                    -                     45,833
    Other                                                    24,730                    34,740
    Gain on sale of property and equipment
      - Notes 5 and 6                                        42,000                   163,055
    Less deferred gain on sale of property and
     equipment - Note 6                                          -                   (230,097)
                                                         ----------                ----------
                                                          1,785,998                 2,289,607
                                                         ----------                ----------
EXPENSES
    Depreciation and amortization                           443,073                   630,872
    Interest                                                236,497                   342,778
    Maintenance, repairs and supplies                       190,323                   219,293
    Salaries (including $15,820 and $24,326
      paid to related parties in 1995 and
      1994, respectively) - Note 3                          149,398                   334,963
    Utilities                                               137,390                   232,561
    Professional fees and services
      (including $54,698 and $68,340 paid
      to related parties in 1995 and 1994,
      respectively) - Note 3                                109,870                   225,837
    Real estate taxes                                        96,622                   157,306
    Management fees accrued to related
      parties - Note 3                                       84,775                    90,342
    Other                                                    68,916                   189,851
    Insurance                                                51,066                    42,408
    Payroll taxes and employee benefits                      26,690                    64,576
    Uninsured loss from earthquake damage
      - Note 7                                                   -                    156,496
                                                         ----------                ----------
                                                          1,594,620                 2,687,283
                                                         ----------                ----------
NET INCOME (LOSS)                                           191,378                $ (397,676)
                                                         ==========                ==========
NET INCOME (LOSS)
    GENERAL PARTNERS                                         $1,914                $  (59,651)
                                                             ======                ==========
    LIMITED PARTNERS                                       $189,464                $ (338,025)
                                                           ========                ==========
INCOME (LOSS) PER 1% GENERAL
    PARTNER INTEREST - Note 4                                $19.14                $  (596.51)
                                                             ======                ==========
INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT - Note 4                                 $8.34                   $(14.88)
                                                              =====                   =======





See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                            Statements of Operations
                                  (Unaudited)


                                                                         Three Months             Three Months
                                                                            Ended                     Ended
                                                                        September 30,             September 30,
                                                                             1995                     1994
                                                                         ------------             ------------
         INCOME
             Rent                                                         $561,844                 $ 743,538
             Interest                                                       16,809                    21,456
             Utilities                                                          -                     19,406
             Other                                                          15,638                     9,031
             Gain on sale of property and equipment
               - Notes 5 and 6                                                  -                     94,344
             Less deferred gain on sale of property and
              equipment - Note 6                                                -                   (230,097)
                                                                          --------                 ---------
                                                                           594,291                   657,678
                                                                          --------                 ---------

         EXPENSES
             Depreciation and amortization                                 147,691                   225,866
             Interest                                                       82,797                    99,789
             Maintenance, repairs and supplies                              68,567                    79,470
             Salaries (including $5,384 and $9,192
               paid to related parties in 1995 and
               1994, respectively) - Note 3                                 52,288                   117,635
             Utilities                                                      47,395                    71,561
             Professional fees and services
               (including $16,421 and $29,095 paid
               to related parties in 1995 and 1994,
               respectively) - Note 3                                       25,167                   110,784
             Real estate taxes                                              38,874                    44,303
             Management fees accrued to related
               parties - Note 3                                             28,389                    22,206
             Other                                                          32,921                    30,948
             Insurance                                                      16,953                    15,163
             Payroll taxes and employee benefits                             8,833                    18,555
             Uninsured loss from earthquake damage
               - Note 7                                                         -                        -
                                                                          --------                ----------
                                                                           549,875                   836,280
                                                                          --------                 ---------

         NET INCOME (LOSS)                                                $ 44,416                 $(178,602)
                                                                          ========                 =========

         NET INCOME (LOSS)
             GENERAL PARTNERS                                               $  444                  $(26,790)
                                                                            ======                  ========
             LIMITED PARTNERS                                              $43,972                 $(151,812)
                                                                           =======                 =========

         INCOME (LOSS) PER 1% GENERAL
             PARTNER INTEREST - Note 4                                       $4.44                  $(267.90)
                                                                            ======                  ========

         INCOME (LOSS) PER LIMITED
             PARTNERSHIP UNIT - Note 4                                       $1.94                    $(6.68)
                                                                             =====                    ======





See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

              Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

                For the Nine Months Ended September 30, 1995 and
                      For the Year Ended December 31, 1994




                                                                                    General               Limited
                                                                 Total              Partners              Partners
                                                              ----------          ------------          ------------
             BALANCE - January 1, 1994                       $ 6,618,974           $(1,580,649)          $ 8,199,623

             DISTRIBUTIONS TO PARTNERS                        (1,487,000)                  -              (1,487,000)

             NET LOSS - for the year
                ended December 31, 1994
                 - Note 4                                       (491,194)              (73,679)             (417,515)
                                                             -----------           -----------           -----------

             BALANCE - December 31,
                1994                                           4,640,780            (1,654,328)            6,295,108

             DISTRIBUTIONS TO PARTNERS                          (550,000)                  -                (550,000)

             NET INCOME - for the nine
                months ended September 30,
                1995 - Note 4                                    191,378                 1,914               189,464
                                                             -----------           -----------           -----------

             BALANCE - September 30, 1995                    $ 4,282,158           $(1,652,414)          $ 5,934,572
                                                             ===========           ===========           ===========





See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)


                                                                                   Nine Months               Nine Months
                                                                                      Ended                     Ended
                                                                                  September 30,             September 30,
                                                                                      1995                      1994
                                                                                  ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Gross rents received from real estate
      operations                                                                   $1,930,645                $2,333,265
    Cash paid to suppliers and employees
      (including $75,665 and $92,666
      paid to related parties in 1995
      and 1994, respectively)                                                      (1,048,306)               (1,482,551)
    Interest paid                                                                    (235,082)                 (322,975)
    Interest income received                                                           45,865                    59,846
                                                                                    ---------                ----------

         Net cash provided by
           operating activities                                                       693,122                   587,585
                                                                                    ---------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                              (320,223)                 (201,109)
    Payments received on notes receivable                                               6,940                    99,735
    Sales and closing costs                                                            (3,575)                 (184,468)
    Proceeds from sale of property and
      equipment                                                                            -                  5,665,451
                                                                                    ---------                ----------

         Net cash provided by (used in)
           investing activities                                                      (316,858)                5,379,609
                                                                                    ---------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions to partners                                                        (550,000)               (1,187,000)
    Principal payments on secured
      notes payable                                                                   (13,589)               (4,069,227)
                                                                                    ---------                ----------

         Net cash used in
           financing activities                                                      (563,589)               (5,256,227)
                                                                                    ---------                ----------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                      (187,325)                  710,967

CASH AND CASH EQUIVALENTS:
    BALANCE AT BEGINNING OF PERIOD                                                    912,914                 1,044,715
                                                                                    ---------                ----------

    BALANCE AT END OF PERIOD                                                        $ 725,589                $1,755,682
                                                                                    =========                ==========





See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)
                                  (Unaudited)


                                                               Nine Months                Nine Months
                                                                  Ended                      Ended
                                                              September 30,               September 30,
                                                                  1995                        1994
                                                              ------------                ------------
RECONCILIATION OF NET INCOME (LOSS) TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES
      Net income (loss)                                        $ 191,378                   $(397,676)
      Adjustments to reconcile net income
          (loss) to net cash provided by
          operating activities
            Depreciation and amortization                        443,073                     630,872
            Gain on sale of property
                 and equipment                                   (42,000)                     67,042
      Changes in operating assets and
         liabilities
            (Increase)/decrease in accounts
                 receivable                                      244,737                    (177,960)
            Increase in prepaid expenses                         (13,679)                    (27,251)
            Decrease in mobile homes held
                 for resale                                           -                       80,271
            Increase (decrease) in accounts payable
                 and accrued expenses                           (202,937)                    330,673
            Decrease in deposits and
                 advance rentals                                 (12,225)                     (8,721)
            Increase in management and
                 condominium conversion fees
                 payable to affiliate                             84,775                      90,335
                                                               ---------                  ----------

                 Net cash provided by
                   operating activities                        $ 693,122                  $  587,585
                                                               =========                  ==========




SUPPLEMENTAL DISCLOSURE

During the nine months ended September 30, 1994, the lender deferred two months of note payments on the Warner Oaks note. The accrued and unpaid interest of $40,236 was added to the principal balance (see Notes 2 and 7).

During the nine months ended September 30, 1995, the MHC cash reserve of $42,000 was released from restricted cash and the Partnership recognized a gain on that portion of the 1994 sale proceeds.





See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                  September 30, 1995 and December 31, 1994 and
        For the Nine and Three Months Ended September 30, 1995 and 1994


NOTE 1 -         BASIS OF PRESENTATION

                 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the nine and three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

                 Cash and Cash Equivalents

                 The Partnership invests its cash not needed for working capital in highly liquid short-term investments primarily consisting of money market funds and certificates of deposit with original maturities ranging generally from one to three months. The Partnership considers all such items to be cash equivalents.

NOTE 2 -         SECURED NOTES PAYABLE

                 Secured notes payable at September 30, 1995 and December 31, 1994 consisted of:

                                                                              September 30,   December 31,
                                                                                  1995            1994
                                                                              ------------    ------------
                            Note collateralized by a first trust deed,
                            payable in monthly installments of $26,476,
                            including interest until December 15, 1994.
                            Thereafter, the monthly payment changes
                            annually on each December 15th.  Interest
                            accrued at 6.25% until February 15, 1994 and
                            thereafter floats at 2.5% over the FHLB's 11th
                            District Cost of Funds index, not to exceed
                            12.9%, adjusted monthly.  Unpaid principal and
                            interest are due November 15, 2008. The
                            interest rate in effect at September 30, 1995
                            and December 31, 1994 was 7.644% and 6.69%,
                            respectively.                                      $4,265,117      $4,278,706
                                                                               ==========      ==========

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                  September 30, 1995 and December 31, 1994 and
        For the Nine and Three Months Ended September 30, 1995 and 1994


NOTE 2 -         SECURED NOTES PAYABLE (Continued)

                 Due to the Northridge earthquake on January 17, 1994, the lender for the Warner Oaks note agreed to a deferment of two months of note payments. The accrued and unpaid interest of $40,236 was added to the principal balance (see Note 7).

NOTE 3 -         TRANSACTIONS WITH RELATED PARTIES

                 Pursuant to a management agreement dated October 1, 1985, as amended, De Anza Assets, Inc., a former affiliate of the operating general partner (OGP), has accrued a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the prior distribution to the limited partners of 7% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of proceeds of the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. However, management fees payable subsequent to a consummated refinancing are not subordinated to the limited partners' priority return to the extent the subordination would have been caused by increased debt service charges. At September 30, 1995 and December 31, 1994, cumulative accrued fees of $689,549 and $604,774, respectively, have been subordinated and are included in management and condominium conversion fees payable to affiliate as reflected in the balance sheets.

                 On August 18, 1994, subsequent to the sale of the Mark and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 6, the property management of Warner Oaks and the two remaining spaces at San Luis Bay was assumed by Terra Vista Management, Inc. (Terra Vista) by assignment of the management agreement from De Anza Assets, Inc. and was subsequently replaced with an agreement directly between the Partnership and Terra Vista. Terra Vista is wholly owned by Michael D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand is the sole shareholder of the OGP and an individual general partner. Management fees of $83,342 and $8,206 were accrued during the nine and three months ended September 30, 1994, respectively, to De Anza Assets, Inc. Management fees of $84,775 and $28,389 were accrued to Terra Vista during the nine and three months ended September 30, 1995, respectively, and $7,000 was accrued for the period August 18, 1994 through September 30, 1994. All are subordinated as described above.

                 As of the sale to MHC, De Anza Assets, Inc. had acrued deferred management fees in the amount of $565,022. The right to receive those deferred management fees has been assigned to the Gelfand Family Trust. The Gelfand

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                  September 30, 1995 and December 31, 1994 and
        For the Nine and Three Months Ended September 30, 1995 and 1994


NOTE 3 -         TRANSACTIONS WITH RELATED PARTIES (Continued)

                 Family Trust has agreed with Terra Vista that in the event any amounts are payable for deferred management fees, one-half (50%) of such amounts shall be paid to Terra Vista until Terra Vista has been paid in full for any and all deferred management fees due Terra Vista. All other amounts paid by the Partnership for deferred management fees shall be paid to the Gelfand Family Trust. The Partnership has been instructed accordingly and has consented to such instruction.

                 Pursuant to the Partnership Agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites sold is due to an affiliate of the OGP (see Note
                 5). Payment of this fee has been deferred according to the Partnership Agreement's requirement regarding subordination to payment of the limited partners' priority return, the general partners' incentive interest and deferred management fees. At September 30, 1995 and December 31, 1994, cumulative accrued conversion fees of $77,809 have been subordinated and included in management and condominium conversion fees payable to affiliate. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receive these fees to the Gelfand Family Trust.

                 In addition, Terra Vista, the OGP or an affiliate of the OGP was paid $75,665 and $24,813 during the nine and three months ended September 30, 1995, respectively, for performing bookkeeping, regional management, computer, legal and public relations services necessary for the operation of the Partnership and its properties. DAG or a wholly owned subsidiary was paid $86,851 and $34,154 during the nine and three months ended September 30, 1994, respectively, and Terra Vista or an affiliate of the OGP was paid $5,318 for the period August 18, 1994 through September 30, 1994, for performing these services.

NOTE 4 - INCOME (LOSS) PER 1% GENERAL PARTNER INTEREST AND LIMITED PARTNERSHIP UNIT

                 Income (loss) per limited partnership unit is computed based on the limited partners' share of net income (loss) as shown on the Statements of Operations and Changes in Partners' Capital (Deficit) and the number of limited partnership units outstanding (22,719 units). The general partners' share of net income (loss) has not been included in this computation. Income (loss) per 1% general partner interest is computed based on the general partners' share of net income (loss) as shown on the Statements of Operations and Changes in Partners' Capital (Deficit).

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

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                  September 30, 1995 and December 31, 1994 and
        For the Nine and Three Months Ended September 30, 1995 and 1994


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

NOTE 6 -         SALE OF THE MARK

                 On August 18, 1994 the Partnership sold The Mark to MHC Operating Limited Partnership, an affiliate of Manufactured Home Communities, Inc. (MHC), a real estate investment trust, as part of an overall transaction for the sale of the related management business of DAG and other mobile home communities affiliated with DAG.

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

                 The MHC Reserve was required by MHC and released in May 1995. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction.

                 Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership continues to defer the recognition of gain on that portion of the sales proceeds, represented by the

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                  September 30, 1995 and December 31, 1994 and
        For the Nine and Three Months Ended September 30, 1995 and 1994


NOTE 6 -         SALE OF THE MARK (Continued)

                 General Reserve and Independent Committee Reserve, totaling $188,097. As mentioned above, the MHC Reserve has been released and accordingly, gain on sale has been recognized and is included in net income for the nine months ended September 30, 1995.

                 The Partnership has been charged with certain costs for the transaction, some of which were based upon an allocation of costs from the overall transaction with MHC. Such transaction costs were capitalized to the property and deducted in the determination of net gain on the sale of the Partnership's property. Transaction and closing costs charged to the Partnership totaled $210,519.

NOTE 7 -         LOSS ON EARTHQUAKE DAMAGE

                 On January 17, 1994, the Warner Oaks Apartment complex suffered property damage from an earthquake. The Partnership estimates total costs of approximately $1,989,000 and has received insurance proceeds of $1,414,000. As of September 30, 1995, approximately 96% of the repairs have been completed. A portion of the costs has been capitalized and the balance of $156,496, representing noncapitalized costs, net of insurance proceeds, was expensed in 1994. Additional insurance proceeds of approximately $308,000 received for loss of income were included in rental income in 1994.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity


     The Partnership's quick ratios were 1.8:1 and 1.7:1, including unrestricted cash balances of $537,492 and $682,817 at September 30, 1995 and December 31, 1994, respectively. The increase in the quick ratio is due mainly to the receipt of insurance proceeds receivable and corresponding paydown of accounts payable and accrued expenses relating to the earthquake repairs at Warner Oaks. The Partnership's cash balance is its immediate source of liquidity.

     On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during the nine months ended September 30, 1995 were approximately $693,000. Cash flow from operations has improved substantially following the sale of The Mark. See Note 6 to the Financial Statements. The Partnership has reinstated regular operating distributions to its partners though payment of the management fees continues to be deferred in accordance with the Partnership Agreement.

     Subsequent to the sale of The Mark, the Partnership continues to operate Warner Oaks, the remaining property, which is managed by Terra Vista. The Partnership also owns two spaces at San Luis Bay Mobile Estates and various notes receivables related to that sale (see Note 5 to the Financial Statements).

     As a result of the sale of The Mark, the Partnership's liquidity has improved. The Mark's income fell short of its expenses, thus with the property sold, the Partnership's income has improved which has improved liquidity. However, should it become necessary to improve liquidity further, the Partnership can reduce partner distributions, which totaled $550,000 during the nine months ended June 30, 1995, arrange a short-term line of credit or refinance Warner Oaks.

     In November 1993, the Partnership refinanced Warner Oaks with a variable interest rate loan. The interest rate for the initial three months was 6.25%, thereafter the loan will bear interest at 250 basis points over the Eleventh District Cost of Funds with caps on the maximum annual payment change of 7.5% of the current payment, and an interest rate cap of 12.9% over the life of the loan. This loan is subject to negative amortization. Future liquidity will be affected, unfavorably or favorably, to the extent the payment rate fluctuates. At September 30, 1995, the interest rate in effect was 7.644%.

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

     The Partnership has sold 160 of 162 spaces at San Luis Bay as of September 30, 1995 (see Note 5). Liquidity is expected to improve as the notes receivable from the buyers of San Luis Bay spaces mature, as discussed in
     Note 5. As of September 30, 1995, the amount of the notes receivable outstanding was approximately $481,000. Liquidity also improves when the notes receivable are prepaid and when additional spaces are sold.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Liquidity (Continued)


     Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.



Capital Resources


     The Partnership anticipates spending approximately $492,000 in 1995 for physical improvements at its properties, approximately $172,000 of which will be spent during the remainder of 1995. Funds for these improvements will be provided by cash generated from operations. If necessary, the Partnership can use funds from reserves from the sale proceeds of San Luis Bay, and from cash reserved for capital improvement projects.

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

     Rental income, excluding The Mark, decreased 2.6% and 26.8% during the nine and three months ended September 30, 1995, over the same periods in 1994, primarily resulting from the recognition of insured lost rental income relating to the 1994 earthquake which recognition occurred in the third quarter of 1994.

     Interest income decreased in 1995 due to reduced cash balances with the payment of unreimbursed earthquake repairs in 1994. Additionally, gains on the sale of two spaces at San Luis Bay in 1994 were not repeated in 1995.

     Expenses, excluding The Mark, decreased 1.3% and increased 6.0% during the nine and three months ended September 30, 1995 over the same periods in 1994. The decrease is mostly due to the 1994 provision to write off the noncapitalized, unreimbursed cost relating to the earthquake damage at Warner Oaks. Additionally, salaries and payroll and related expenses decreased due to higher costs at Warner Oaks in 1994 attributable to earthquake damage repairs. Real estate taxes decreased due to a refund and reassessment of Warner Oaks due to earthquake damage. Offsetting these decreases was an increase in interest expense due to rising interest rates on the

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Results of Operations (Continued)


     Warner Oaks variable rate loan, as discussed more fully in Note 2 and Liquidity. Maintenance, repairs and supplies increased because some ongoing maintenance was unnecessary in 1994 while earthquake repairs were underway. Insurance premiums at Warner Oaks increased because of the earthquake. Management fees increased in 1995 because vacancies were high in 1994 due to the earthquake and the Partnership did not accrue management fees on the insurance reimbursement for lost rent. Other expenses increased due to preparing a new Warner Oaks brochure to further marketing efforts and emphasize the upgrades and repairs done since the 1994 earthquake.

     The damage resulting from the January 17, 1994 earthquake has almost completely been repaired and occupancy has increased substantially. Management anticipates stable occupancy at the recently established higher levels at Warner Oaks for the foreseeable future.

     Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

     PART II.    OTHER INFORMATION



     ITEM NUMBER
     -----------

         1.      LEGAL PROCEEDINGS

                 No new material legal proceedings were commenced during the three months ended September 30, 1995 and there are none pending.

         2.      CHANGES IN SECURITIES

                 None.

         3.      DEFAULTS UPON SENIOR SECURITIES

                 None.

         4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

         5.      OTHER INFORMATION

                 None.

         6.      EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibit Index

                         Exhibit Number                                   Page
                         --------------                                   ----
                         10.1  Warner Oaks/Terra Vista Management
                               Agreement dated August 18, 1994............20

                 (b)  Reports on Form 8-K

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




                                                  DE ANZA PROPERTIES - XII, LTD.
                                                              (Registrant)




                                                  By DE ANZA CORPORATION
                                                     A California Corporation
                                                     Operating General Partner




Date:  November 13, 1995                          By /s/ Michael D. Gelfand
                                                     ---------------------------
                                                     Michael D. Gelfand
                                                     President and
                                                       Chief Financial Officer