Form 10-K405
period 1995-12-31
DE ANZA PROPERTIES XII LTD
filed 1996-03-29
CIK 351509

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the Year Ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     Commission File Number 0-10430

                         DE ANZA PROPERTIES - XII, LTD.
             (Exact Name of Registrant as Specified in Its Charter)

California                                               95-3601367
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

9171 Wilshire Boulevard, Suite 627                       90210
Beverly Hills, California                                (Zip Code)
(Address of Principal Executive Offices)

       (310) 550-1111 (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None.

          Securities registered pursuant to Section 12(g) of the Act:

             Units of Limited Partnership Interests (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   State the aggregate market value of the voting stock held by non-affiliates of the Partnership.
                         $22,719,000 (See Item 5 Herein)

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the Prospectus of the registrant, dated August 21, 1981 and three supplements thereto dated December 29, 1981, January 25, 1982, and May 1, 1982, respectively, filed pursuant to Rule 424(b) and Rule 424(c) under the Securities Act of 1933, as amended, and the report on Form 8-K filed with the Securities and Exchange Commission on September 6, 1983 each of which were subsequently filed on July 11, 1989 with Form 8, are incorporated by reference in Parts I, II, III and IV hereof.

 Page 1 of 48 pages contained herein. Exhibit Index located on page 18 herein.

                                     PART I.


ITEM 1. BUSINESS.

                  The registrant, De Anza Properties-XII, Ltd. (the "Partnership")(1) is a limited partnership formed on December 2, 1980 under the California Uniform Limited Partnership Act to acquire, develop, maintain and operate income-producing residential real estate properties, including apartment complexes and mobile home parks, and to engage in general business activities related thereto.

                  The Partnership considers its business to represent one industry segment, investment in real property, specifically mobile home parks and apartment complexes.

                  The Partnership currently owns an apartment complex, and two spaces in a mobile home park previously owned by the Partnership (the "Properties"). A description of the Properties is set forth in Item 2 hereof and is incorporated herein by reference.

                  The Partnership's apartment project is located in an upscale urban area. The project attracts primarily young professionals and business people due in part to the Property's convenient location near major office centers. The Property contains recreational facilities and services that offer its residents a quality lifestyle. The apartment project competes with approximately five other apartment properties consisting of approximately 2,500 rental units. Some of these properties are newer. Competition is a significant factor affecting the occupancy and results of operations of the Partnership's apartment project. The Property sustained damage as a result of the January 17, 1994 earthquake, discussed further in Item 7(1), Liquidity and Item 7(3), Results of Operations, which are incorporated herein by reference.

                  A description of the general development of the business of the Partnership since the beginning of the year for which this report is being filed is set forth in Item 7(3), Results of Operations, and is incorporated herein by reference.

                  Information regarding the Partnership's revenues, profitability and identifiable assets attributable to each of the Partnership's geographic areas is set forth in Item 8, Note 9 to the Financial Statements, in the Schedules of Projects' Operations attached thereto, and in the description of the Properties set forth in Item 2 hereof, which are incorporated herein by reference.

                  The Partnership has no real estate investments which are located outside of the United States.

                  As of the date of this report, the Partnership employed a total of 7 persons.


ITEM 2. PROPERTIES.

---------------
(1) A Registration Statement (File No. 2-71144) was filed on behalf of the Partnership by its general partners (the "General Partners"), and the securities offered and sold thereunder were units of limited partnership interests.

                  The Partnership purchased three Properties using the capital raised. Following is a description of each Property; for each Property which has been sold the description is as of the time of sale.

                  SAN LUIS BAY MOBILE ESTATES. "San Luis Bay" is an 88-acre retirement community in Avila Beach, California, midway between Los Angeles and San Francisco. The 162 homesites are built into hillsides on winding private roads, providing valley or ocean views to many residents, most of whom are young retirees from Southern California. San Luis Bay is part of a larger planned community of single-family detached homes, townhomes, condominiums, a time-share resort with an 18-hole golf course, a tennis club and acres of beautiful landscaping. The golf course and tennis courts are available for use by the residents. Large homes with cedar-shake roofs, decks and wood or wood-like siding, and planted flowering shrubs on the slopes below characterize this community. San Luis Bay also features a clubhouse used principally for parties, banquets and special events. High on a hillside overlooking the valley is an outdoor pool, an indoor whirlpool spa, and a pool house with shower and locker facilities and saunas. An area reserved for parking recreational vehicles and boats is located on the Property.

                  Pursuant to an agreement dated April 21, 1989, to sell the community to an association representing the residents, the community was subdivided into condominium units, and the residents elected to purchase the individual homesites for an aggregate purchase price of $8,850,000, which could be paid, if an individual buyer so elected, partly in cash, with the remainder represented by purchase money financing provided by the Partnership. The residents who purchased their homesites for all cash received a 10% discount off their purchase price.

                  During 1994, 1993, 1992 and 1991, two, three, three and 152 homesites (1.2%, 1.9%, 1.9% and 93.8% of the Property) closed escrow, respectively. The two homesites which were not purchased remain owned by the Partnership. Both of these residents have signed a seven-year non-transferable lease. The Partnership will continue to collect monthly space rental income from those homesites. See Item 8, Note 3 to the Financial Statements, which is incorporated herein by reference.

                  WARNER OAKS APARTMENTS. "Warner Oaks" is a 227-unit, 7-acre mixed-aged apartment complex located in the Warner Center area of Woodland Hills, a Los Angeles, California suburban community. Warner Center is a planned development of owner-occupied residences, apartment properties, high-rise office buildings, first-class hotels and two major shopping malls. The community offers private tennis courts, an outdoor swimming pool and spa, and a complete fitness center with a full circuit of Nautilus equipment, a video aerobics studio and a tanning bed. Warner Oaks is a fully enclosed, gated community, most of the residents of which are professionals and white-collar workers who work in the immediate area. The Property offers six-month and twelve-month leases. Rental rates include water and sewer service; residents are billed separately for electricity and gas.

                  THE MARK. "The Mark" was sold on August 18, 1994. The Mark is a 58-acre mixed-aged community in Mesa, Arizona, principally serving young families with children who occupy the 411 homesites as primary residences. The community's central recreational facility contains a large clubhouse and swimming pool. A separate smaller building with a fitness center and second swimming pool serves adults only. A grassy park with play equipment is located at one end of the community, and at the other end is a seven acre area containing a softball diamond, a volleyball court and a basketball court. Football, soccer and other sports can be played there as well. Also available for resident use is a car wash facility and a do-it-yourself auto repair area with two covered repair bays. The entire community is surrounded by a 6-foot masonry wall and has a computerized access gated entrance. The Mark offered one-to-four-year leases. Rental rates included sewer service; residents were billed separately for water, electricity and gas.

                  For a description of the terms of encumbrances relating to the Properties, see the information set forth in Item 8, Note 5 to the Financial Statements, which is incorporated herein by reference.


ITEM 3. LEGAL PROCEEDINGS.

                  In March 1994, the Lees, residents of The Mark, filed a complaint with the Arizona Attorney General - Civil Rights Division alleging housing discrimination. On December 21, 1994, the Partnership entered into a Conciliation Agreement with the Arizona Attorney General and a Settlement Agreement with the Lees. Pursuant to the terms of those Agreements, the Partnership paid the Lees $100,000 and the Arizona Attorney General $3,657. All claims against the Partnership were dismissed. The Partnership has engaged counsel to pursue its claim against counsel that represented the Partnership in this matter. On March 13, 1996 the Partnership filed a complaint against the Partnership's former counsel alleging negligence. The complaint, which requests damages of not less than $178,000, has not been served but the Partnership anticipates doing so shortly.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                  No matter was submitted during the quarter ended December 31, 1995.

                                    PART II.


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Market Information.

                  There is no public market for the Units of Limited Partnership Interests and it is not anticipated that a public market for them will develop. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The estimated aggregate market price shown on the cover page of this report is simply the original capital contributed by the Limited Partners and should not be relied upon as indicative of any bid or ask quotations or transactions in the Limited Partnership Interests. Units are transferable only on the books and records of the Partnership and are subject to certain limitations.

         (b) Holders.

                  As of December 31, 1995, the approximate number of Unit holders is 1,876.

         (c) Dividends.

                  The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions from operations determined by the Operating General Partner on a quarterly basis. During 1995, $725,000 ($31.91 per interest held) was distributed to the Limited Partners from operations while in 1994, no distributions from operations were made.

                  During 1994, 1992 and 1991, $370,540, $180,000 and $3,450,000
($0, $16.31, $7.92 and $151.86 per interest held), respectively, was distributed to the Limited Partners from the sale proceeds of San Luis Bay. No distributions from sale proceeds of San Luis Bay were made in 1995. In addition, during 1995 and 1994, $42,000 and $1,116,460 ($1.85 and $49.14 per interest held) was distributed to the Limited Partners from sale proceeds of The Mark.

ITEM 6. SELECTED FINANCIAL DATA.

                   The following table sets forth in comparative tabular form a summary of selected financial data for each of the Partnership's last five years:

                                                                      Years ended December 31,
                                         1995           1994            1993            1992            1991
                                     ---------------------------------------------------------------------------
Operating revenues:                  $  2,344,863   $  2,925,056    $  3,028,062    $  3,244,548    $  3,821,491

Gain (loss) on sale of
property and equipment:                    42,000        (67,041)        153,751          74,951       4,822,182

Net income (loss) from
continuing operations:                    196,633       (491,194)       (827,239)       (349,948)      4,588,125

Net income (loss) from
continuing operations per
limited partnership interest                 8.57         (18.38)         (30.95)         (13.09)         199.93
(1):

Total assets:                           9,540,441     10,341,663      15,724,774      15,953,844      16,410,578

Long-term obligations:                  4,261,943      4,278,706       8,319,038       7,818,477       7,779,254

Cash distributions per partnership
interest:

1.  Limited Partner (2):                    33.76          65.45              --           15.84          151.86

2.  General Partner:                           --             --              --              --              --

---------------
Assets have been disposed of during the periods presented above which materially affect the comparability reflected in the selected financial data. The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

(1) Net income (loss) from continuing operations per limited partnership interest is based on the number of such interests outstanding (22,719 units) during each year.

(2) Cash distributions per limited partnership interest are based on the number of such interests outstanding (22,719 units) during each year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         (1) Liquidity.

                  The Partnership's quick ratios were 2.1:1 and 1.7:1 including unrestricted cash balances of $483,333 and $682,817, at December 31, 1995 and December 31, 1994, respectively. Cash balances declined with the reduction of accounts payable which also increased the quick ratio. The Partnership's cash balance is its immediate source of liquidity.

                  On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during 1995 was approximately $882,000. Cash flow from operations has improved substantially following the sale of The Mark, as described in Item 8, Note 3 to the financial statements. The Partnership has reinstated regular operating distributions to its Limited Partners though payment of management fees continues to be deferred in accordance with the Partnership Agreement.

                  As a consequence of the sale of The Mark, three reserve accounts were established as follows:

                  1) The MHC Reserve in the amount of $42,000 was established as a requirement of the Amended Acquisition Agreement by and between MHC and the Partnership. The funds were released in 1995 in full and distributed to the Limited Partners.

                  2) The General Reserve is maintained in a separate interest bearing trust account, pursuant to the terms of a trust agreement between the Partnership, as the beneficiary, and Mr. Gelfand as trustee, with an all cash fund in the amount of $130,094. Pursuant to the terms of a contribution agreement entered into among all of the partnerships and/or liquidating trusts, whose properties were acquired in the MHC transaction described above, funds in the General Reserve may be used to discharge or satisfy the Partnership's pro rata portion of any contingent liabilities of any of the liquidating trusts or partnerships, and to discharge or satisfy any liabilities of Mr. Gelfand and his affiliates. Such liabilities may include any legal expenses incurred by the liquidating trusts, the partnerships, Mr. Gelfand and his affiliates personally, in the defense or resolution of any claim or action arising out of the MHC transaction, including claims arising out of indemnification obligations. Generally, at the end of three years from the sale date (August 18, 1994), assuming no claims are threatened or pending, all funds remaining in the General Reserve will be released to the Partnership.

                  3) The amount of the Independent Committee Reserve for the Partnership is $58,003. The funds held in the Independent Committee Reserve will be invested in an interest bearing account (but not in derivative securities) pursuant to the terms of the Independent Committee Trust Agreement, between the Partnership as beneficiary, and Citicorp Trust N.A. as trustee, for the benefit of the Partnership's Independent Committee. Pursuant to the terms of a contribution agreement among all of the partnerships/liquidating trusts, each partnership/liquidating trust (including the Partnership) will contribute a pro rata portion of any claim for indemnification made by the Independent Committee regardless of which specific partnership or partnerships, if less than all, a claim relates to. Assuming no claims against the Independent Committee Reserve have been made or threatened, $29,001 of the reserve, plus interest, less costs, will be released to the Partnership from the Independent Committee Reserve two years after the sale date and the remaining $29,002, plus interest, less costs, will be released at the end of the third year after the sale. The Independent Committee in its sole discretion may extend the term of the Independent Committee Trust for an additional year.

                  In the future, liquidity may improve to the extent that funds are released from the General Reserve and/or the Independent Committee Reserve.

                  The Partnership continues to operate Warner Oaks along with two spaces at San Luis Bay which are managed by Terra Vista Management, Inc., which is wholly owned by Mr. Michael D. Gelfand, the president of the Operating General Partner.

                  As a result of the sale of The Mark, the Partnership's liquidity has improved. The Mark's income fell short of its expenses during the period of ownership in 1994 and for the years ending December 31, 1993, 1992 and 1991. Thus, with the Property sold, the Partnership's income has improved which has improved liquidity and allowed recommencement of regular operating distributions to the Limited Partners. However, should it become necessary to improve liquidity further, the Partnership can reduce operating distributions, which totaled $725,000 in 1995, arrange a short-term line of credit or refinance Warner Oaks.

                  In November 1993, the Partnership refinanced Warner Oaks with a variable interest rate loan. The interest rate varies monthly at 250 basis points over the Eleventh District Cost of Funds with a limit on the maximum annual payment change of 7.5% of the current payment, and an interest rate maximum of 12.9% over the term of the loan. This loan is subject to negative amortization. Future liquidity will be affected, unfavorably or favorably, to the extent the pay rate fluctuates. At December 31, 1995, the interest rate in effect was 7.62% and the principal balance was $4,261,943.

                  Warner Oaks incurred moderate damage from the January 17, 1994 earthquake, which epicenter was approximately ten miles from the property. The repairs to the property have been completed at a cost of approximately $1,960,000. The Property was covered by earthquake insurance, including business interruption insurance with a deductible of 5% of the building value on a per-building basis. The Partnership funded the insurance deductible and non-reimbursable expenses of approximately $600,000, out of reserves. Lost revenue of approximately $308,000 as a result of the damaged units, was recovered from the insurance company, $133,000 in 1994 and $175,000 in 1995.

                  The Partnership has sold 160 of 162 spaces at San Luis Bay as of December 31, 1995 (see Item 8, Note 3 to the Financial Statements, which is incorporated herein by reference). Liquidity will improve as the notes receivable from the buyers of San Luis Bay spaces mature, as discussed in Item 8, Note 3 to the Financial Statements. As of December 31, 1995, the amount of the notes receivable outstanding was approximately $477,000. Liquidity also improves when the notes receivable are prepaid and when additional spaces are sold. During 1995, no such prepayments and sales proceeds were received.

                  Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.

         (2) Capital Resources.

                  The Partnership anticipates spending approximately $234,000 in 1996 for physical improvements at its Properties compared with approximately $347,000 in 1995. Funds for these improvements will be provided by cash generated from operations.

                  Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's capital resources. The Partnership does not contemplate any material changes in the mix of its capital resources other than as described above.

         (3) Results of Operations.

                  Since The Mark was sold on August 18, 1994, a comparison of operations for 1995 and 1994 would not be meaningful. However, excluding the operations of The Mark, a comparison can be made.

                  Rental income was the same in 1995 as in 1994 (including insurance reimbursement in 1994 for lost rents due to the earthquake damage) and increased 5.2% in 1994 over 1993, primarily resulting from lower occupancy at Warner Oaks in the first half of 1993 as a result of units which could not be occupied until their roofs were repaired. Excluding insurance reimbursement for lost rents at Warner Oaks, average occupancy for the last three years is as follows:

                                                            Average Occupancy
                                                            -----------------
                                                       1995        1994       1993
                                                       ----        ----       ----
                   Warner Oaks                          93%         79%        92%

                  The damage resulting from the January 1994 earthquake has been almost completely repaired and occupancy has increased substantially. Management anticipates stable occupancy for the foreseeable future. The recent recession in Southern California is expected to hold down rents at Warner Oaks, but is not expected to affect occupancy rates which are high and which are expected to remain high.

                  Interest income decreased in 1995 over 1994 and in 1994 over 1993 due to declining cash balances. Additionally, gains on the sale of two spaces at San Luis Bay in 1994 and three spaces in 1993 were not repeated in 1995.

                  Expenses during 1995 increased 1.4% over 1994. Interest increased with rising interest rates on the Warner Oaks variable rate loan, as discussed more fully in Item 7(1) Liquidating, and due to unusually low interest rates temporarily charged by the lender in 1994 subsequent to the January 1994 earthquake. Advertising, repairs and maintenance increased because some ongoing costs were unnecessary in 1994 while earthquake repairs were underway and due to greater marketing efforts emphasizing the upgrades and repairs done since the 1994 earthquake. Management fees increased because vacancies were high in 1994 due to the earthquake and the Partnership did not accrue management fees on the insurance reimbursement for lost rent. Insurance premiums also increased because of the earthquake. Mostly offsetting these increases were decreases in salaries and payroll related expenses to manage the earthquake repairs in 1994 and the 1994 loss on earthquake damage was a one time event. Lastly, real estate taxes decreased due to a refund and reassessment of Warner Oaks due to earthquake damage.

                  Expenses during 1994 decreased 13.4% over 1993. Interest expense decreased 54% due to refinancing Warner Oaks at a lower interest rate and the lender both charging an unusually lower interest rate March - July and capitalizing February - March interest because of the January 1994 earthquake. A loss on refinancing the discounted rate loan in 1993 was a one time event. Maintenance and advertising costs at Warner Oaks also decreased. Much of these costs were made temporarily unnecessary due to the earthquake. Also, management fees temporarily fell in 1994 due to not being charged such fees on the insurance reimbursement of lost rent. Partly offsetting these decreases were increases in salaries to manage the earthquake repairs and related tenant relations at Warner Oaks and increased depreciation from the capitalized repairs.

                  Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  See Index to Financial Statements set forth in Item 14 of this Annual Report on Form 10-K. The material contained in such Financial Statements, Notes and Supplementary Schedules is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

         (a) General Partners

                  The Partnership is a limited partnership and has no executive officers or directors. De Anza Corporation has served as the Operating General Partner of the Partnership since June 14, 1990 and its directors and policy making executive officers are described below together with the names and ages of the other General Partners, each of whom has served in that capacity since the creation of the Partnership.

                  Name of General Partners                           Age
                  ------------------------                           ---
                  De Anza Corporation
                  (Operating General Partner)                        N/A
                  Herbert M. Gelfand                                 64
                  Aubrey Meyerson (Deceased October 1995)            N/A
                  David G. Licht                                     71
                  DZA Equities - XII, Ltd.                           N/A

                  Name of Directors/Key Executive Officers
                  of De Anza Corporation, Operating
                  General Partner                                    Age
                  ----------------------------------------           ---
                  Glen Davis (Departed May 15, 1995)                 46
                  Michael D. Gelfand                                 41
                  Sheila M. Schrank                                  40
                  Michael G. Silverman (Resigned February 17, 1995)  35

                  Pursuant to the Partnership's Second Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), the General Partners will retain their respective positions until their death, insanity, bankruptcy, disability, removal, or withdrawal.

                  De Anza Corporation, the Operating General Partner of the Partnership, is wholly owned by Herbert M. Gelfand. De Anza Corporation was formed as a California corporation in 1984 and since October 1985, has been available to serve as a general partner of real estate partnerships previously sponsored by De Anza Group, Inc. or Mr. Gelfand. De Anza Corporation currently serves as the operating general partner of one other real estate partnership and is the liquidating agent for three other partnerships which are dissolving.

                  Herbert M. Gelfand served as the Operating General Partner of the Partnership from its inception until June 14, 1990, and currently serves as a general partner of five affiliated partnerships. Mr. Gelfand is currently the Operating General Partner of four of the five affiliated partnerships, the first of which was formed in 1969. Mr. Gelfand was also the founder, and together with his wife, Beverly J. Gelfand, were the principal shareholders of De Anza Group, Inc. which was sold August 18, 1994. Mr. Gelfand served as its Chairman of the Board of Directors until its sale. From 1986 to 1990, Mr. Gelfand was also its Chief Executive Officer. Mr. Gelfand served as the Chairman of the Board of Directors of De Anza Corporation since its inception. He is a member of the Bar of the State of California and was engaged in the private practice of law from 1956 through 1977 and from 1970 until 1975, Mr. Gelfand was a partner in the predecessor to the firm of Benjamin and Susman, a Law Corporation (and thereafter was counsel to that firm until 1977), which predecessor law firm performed legal services for all but one of the affiliated partnerships. Mr. Gelfand is married to Beverly J. Gelfand, who served as a director of De Anza Group, Inc. until its sale, and is the father of Michael D. Gelfand, Director, President, Chief Financial Officer and Treasurer of De Anza Corporation and is the father-in-law of Michael G. Silverman, a former officer of De Anza Corporation.

                  Aubrey Meyerson served as Chief Executive Officer as well as Vice Chairman of De Anza Group, Inc. from 1982 to 1986. He remained a General Partner of the Partnership and one other affiliated limited partnership until his death in October 1995. Mr. Meyerson had been engaged in the real estate business for approximately thirty years, primarily in the development and management of residential property. Recently, Mr. Meyerson was President and owner of Aubrey Meyerson Company, which acquires and manages manufactured housing communities. Mr. Meyerson was not actively engaged in the management of the Partnership.

                  David G. Licht has been an attorney practicing in California since 1950, and is the senior member of Licht & Licht, a Professional Corporation, specializing in business law. He became a director of De Anza Group, Inc. in April 1980 and served until its sale. He has served as a Director of De Anza Corporation since its inception. He also served as the Secretary of De Anza Group, Inc. from April 1980 until February 1981.

                  DZA Equities - XII, Ltd. ("Equities") is a California limited partnership which was formed in 1980 and whose general partner is Herbert M. Gelfand and whose limited partners are certain current and former officers and employees of De Anza Group, Inc. or De Anza Corporation or its affiliates. As a General Partner of the Partnership, Equities shares in the Partnership's cash distributions to General Partners and the allocation of profits and losses of the Partnership.

                  Glen Davis served as Vice President Finance/Risk Management of De Anza Corporation until his departure from De Anza Corporation on May 15, 1995. Mr. Davis joined De Anza Group Inc. in January 1992 as Vice President Finance/Risk Management after serving over eight years for two national residential real estate developers. Mr. Davis was the Chief Financial Officer of D & S Development

Corporation between 1986 and 1992 and the Treasurer at The Anden Group between 1983 and 1986. Prior to that, he was a Certified Public Accountant with the accounting firm of Kenneth Leventhal and Company for a period of five years. Mr. Davis graduated from UCLA with a degree in mathematics and pursued his graduate business curriculum at California State University, Northridge.

                  Michael D. Gelfand is a director, President, Chief Financial Officer and Treasurer of De Anza Corporation and is President and sole shareholder of Terra Vista Management, Inc., a real estate management company that currently manages Warner Oaks and properties owned by other affiliated partnerships. Mr. Gelfand joined De Anza Group, Inc. in 1978 and is the son of Herbert M. Gelfand and Beverly J. Gelfand, and brother-in-law of Michael G. Silverman. He received a B.S. degree from Claremont Men's College in 1977. Mr. Gelfand is a previous member of the Board of Directors of the National Campground Owner's Association, and is a licensed NASD General Securities Principal.

                  Sheila M. Schrank became Vice President - Controller of De Anza Corporation in October 1990. Prior to that, Ms. Schrank served as Assistant Vice President from 1983-1990, after having served as Assistant Controller since 1982. From 1976 to June 1982, she served in various accounting and data processing functions at De Anza Accounting Corporation, a former affiliate of the Operating General Partner.

                  Michael G. Silverman served as Secretary, Vice President and General Counsel of De Anza Corporation from October 1990 until his resignation on February 17, 1995. Prior to that, he served as Corporate Counsel from October 1989 to October 1990, and as Associate Counsel from May 1989 to October 1989, after having served as a financial analyst for De Anza Group, Inc. beginning September, 1988. Mr. Silverman attended the University of California, Berkeley from which he received a BA degree in Political Science in 1983 and Hastings College of Law from which he received a JD degree, magna cum laude, in 1987. He has been a member of the California State Bar since 1987. Mr. Silverman is the son-in-law of Herbert M. Gelfand and of Beverly J. Gelfand and is the brother-in-law of Michael D. Gelfand.

         (b) Independent Committee.

                  The Partnership created an independent committee (the "Independent Committee") to review and evaluate certain "Interested Partner" and "Fundamental" transactions. These transactions are defined in the Partnership Agreement, which is incorporated herein by reference, and are to be reviewed prior to the expenditure of significant sums in connection with the pursuit of any such transactions. The Independent Committee was created pursuant to an amendment to the Partnership Agreement which was adopted at the May 31, 1990 Special Meeting of the Limited Partners.

                  The members of the Independent Committee are Frederick M. Nicholas, Arthur W. Schmutz and Ira Yellin. The appointment of these individuals to the Independent Committee was approved and ratified by vote of the Limited Partners at the May 31, 1990 Special Meeting of the Limited

Partners. None of the members of the Independent Committee has had any prior dealings or affiliation with the Partnership or the General Partners.

                  Frederick M. Nicholas, age 74, is President and the principal shareholder of The Hapsmith Company since it was formed. The Hapsmith Company specialized in commercial real estate development. Mr. Nicholas attended the University of Southern California, where he received an AB degree in 1947 and a JD degree in 1952. Mr. Nicholas was the Chairman of the Board of Trustees for the Museum of Contemporary Art, Los Angeles, California.

                  Arthur W. Schmutz, age 73, has been a partner at Gibson, Dunn & Crutcher, a law firm, from 1960 to 1986 and an advisory partner at the same law firm from 1987 to the present. Mr. Schmutz has been practicing law in California since 1953 and his areas of specialty include securities, real estate, corporate and general commercial law. He received his AB degree from Johns Hopkins University in 1949 and an LLB degree from Harvard Law School in 1952.

                  Ira Yellin, age 55, served as Executive Vice President of The Hapsmith Company from 1975 to 1985. Since 1985, he has been the President and principal shareholder of The Yellin Company, which is engaged in general real estate investment, development and management. Mr. Yellin received an AB degree from Princeton University in 1962. He also received an LLB degree from Harvard Law School in 1965 and an LLM degree from the University of California, Berkeley, in 1966.

                  Based upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Partnership, no person failed to timely file a report required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

                  The Partnership does not have directors, a chief executive officer or any other executive officers. None of the General Partners of the Partnership received compensation (including distributions) exceeding $100,000 each from the Partnership during the years ended December 31, 1995, 1994 and 1993. There was no compensation (including distributions) paid by the Partnership to the Operating General Partner's President. None of the four most highly compensated officers of the Operating General Partner received reimbursement from the Partnership exceeding $100,000 each during the years ended December 31, 1995, 1994 and 1993.

                  Information contained in Item 13 of this Annual Report on Form 10-K is incorporated herein by reference.

COMPENSATION OF DIRECTORS.

                  The Partnership does not have directors. De Anza Corporation, the Operating General Partner, has directors, none of whom received compensation for the year ended December 31, 1995, from the Partnership.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

                  There is no compensation committee for the Partnership or the Operating General Partner. The President of the Operating General Partner participates in deliberations regarding executive officer compensation. Payments of compensation by the Partnership are governed by the Partnership Agreement and described in the Prospectus under the heading "Compensation and Fees of General Partners", page 12, which is incorporated herein by reference.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
AGREEMENTS.

                  In the event a General Partner (other than the Operating General Partner) withdraws as a General Partner of the Partnership, such individual may either (i) upon payment of $1,000 to the Partnership, continue as a Limited Partner (but without the right to vote as a Limited Partner), and thereafter receive all profits, losses and cash distributions to which he would have been entitled as a General Partner, or (ii) sell his interest to the Partnership or the remaining General Partners at a price and on such terms agreed upon by the withdrawing General Partner and De Anza Corporation, the Partnership's Operating General Partner. In the event the withdrawing General Partner elects to sell his interest in the Partnership, he must first offer to sell such interest to the Partnership. If such offer is not accepted by a majority in interest of the Partnership's Limited Partners within 30 days after the Partnership's receipt of the notice of withdrawal, then the withdrawing General Partner shall offer his interest for sale to the remaining General Partners, who shall have the right to accept such offer for a period of 30 days.

                  In the event a General Partner is removed as a General Partner by vote of a majority in interest of the Limited Partners, such General Partner shall automatically become a Limited Partner and if the vote of a majority in interest of the Limited Partners so requires, sell his interest to the Limited Partners who shall purchase such interest on behalf of the Partnership. If a removed General Partner is required by the Limited Partners to sell his interest in the Partnership, the amount to be paid for such interest shall be computed as of the date of the consummation of the purchase and in accordance with Section 15 of the Partnership's Partnership Agreement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         (a) Security Ownership of Certain Beneficial Owners.

                                                         Amount & Nature of
Title of Class          Name of Beneficial Owner         Beneficial Ownership       Percent of Class
--------------          ------------------------         --------------------       ----------------
Limited Partnership
Interests:
                        MacKenzie Partnerships           1,691 UNITS(1)             7.4%(1)
                        1640 School Street, #100         DIRECT
                        Moraga, CA   94556

         (b)      Security Ownership of Management.

                                                        Amount & Nature of
Title of Class         Name of Beneficial Owner         Beneficial Ownership        Percent of Class
--------------         ------------------------         --------------------        ----------------
General Partner
  Interests:
                       Herbert M. Gelfand               37.60%                      37.60%
                                                        TTEE

                       DZA Equities - XII, Ltd.         10.00%                      10.00%
                                                        DIRECT

                       David G. Licht                   2.00%                       2.00%
                                                        DIRECT

                       De Anza Corporation               .40%                         .40%
                                                        DIRECT

Economic
Assignment of
General Partner
Interest:              DME, Ltd.                          39.6%                     39.6%
                                                        DIRECT

                       Gelfand Family Trust              0.4%                          0.4%
                                                         TTEE
                                                        -------                     --------
                       All General Partners and
                          directors/key executive
                          officers of De Anza
                          Corporation as a group (7):   90.00%(2)                   90.00%(2)
                                                        =====                       =====

---------------
(1) MacKenzie Patterson, Inc., an affiliate of MacKenzie Partnerships, reported in Amendment No. 2 to Schedule 13D, dated February 8, 1996, that it is the beneficial owner of 1,691 Units.

(2) Aubrey Meyerson ceased being a General Partner upon his death in October 1995. Accordingly, his former General Partner Interests are being held by his successor with the economic benefits thereof.

                                                        Amount & Nature of
Title of Class         Name of Beneficial Owner         Beneficial Ownership        Percent of Class
--------------         ------------------------         --------------------        ----------------
Limited Partnership
  Interests:           Herbert M. Gelfand               2.5 UNITS                       *
                                                        BY SPOUSE
                                                        ---------

                       All General Partners and
                          directors/key executive
                          officers of De Anza
                          Corporation as a group (7):   2.5 UNITS                       *
                                                        =========

*  Less than 1%

         (c) Changes in Control.

                  None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  For the year ended December 31, 1995, Terra Vista Management, Inc., or an affiliate of the Operating General Partner accrued but was not paid management fees of $113,748 and was reimbursed $104,365 for the cost of goods and services provided that were necessary for the operation of the Partnership and its Properties. A portion of the foregoing fees were for compensation to executives as set forth in Item 11 above. See Item 8, Note 6 to the Financial Statements for discussion of Terra Vista Management, Inc.'s affiliation with the Partnership and actual transaction amounts which is incorporated herein by reference.


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) 1. Index to Financial Statements for the years ended December 31, 1995, 1994, and 1993 that are filed as part of this report:

                                                                                                 PAGE
                                                                                                 ----
         Independent Auditor's Report..........................................................   24

         Balance Sheets, December 31, 1995 and 1994............................................   25

         Statements of Operations for the years ended
         December 31, 1995, 1994 and 1993......................................................   27

         Statements of Changes in Partners' Capital (Deficit)
         for the period January 1, 1993 to December 31, 1995...................................   28

         Statements of Cash Flows for the years ended
         December 31, 1995, 1994 and 1993......................................................   29

         Notes to Financial Statements.........................................................   31

         Schedules of Projects' Operations for the years ended
         December 31, 1995, 1994 and 1993......................................................   44

         Schedule of Distributable Income, Partners'
         Distributions and Reserves for the years
         ended December 31, 1995, 1994 and 1993................................................   47

                   2. All Schedules have been omitted since they are not required, not applicable or the information is included in the Financial Statements or Notes thereto.

                   3. The following index sets forth the exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT NO.                                                                                  PAGE
-----------                                                                                  ----
3.1      Second Amended and Restated Certificate and Agreement of Limited
         Partnership effective as of June 14, 1990. (See Exhibit 3.1 in the
         Partnership's Annual Report on Form 10-K for the year ended December
         31, 1990, incorporated herein by reference.)

10.1 Management Agreement between De Anza Assets, Inc. and the Partnership respecting San Luis Bay dated June 25, 1991. (See Exhibit 10.6 in the
         Partnership's Annual Report on Form 10-K for the year ended December
         31, 1992, incorporated herein by reference.)

EXHIBIT NO.                                                                                  PAGE
-----------                                                                                  ----
10.2     Balloon Promissory Note in the amount of $4,300,000; Deed of Trust,
         Assignment of Rents, Security Agreement and Fixture Filing; and
         Security Agreement dated November 8, 1993. (See Exhibit 10.8 in the
         Partnership's Annual Report on Form 10-K for the year ended December
         31, 1993, incorporated herein by reference.)

10.3     Amended Acquisition Agreement and Joint Escrow Instructions dated May
         9, 1994 by and between De Anza Properties-XII, Ltd. and MHC Operating
         Limited Partnership respecting The Mark Mobile Home Park, as executed.
         (See Exhibit 10.8 in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

10.4     Consent Agreement dated August 18, 1994, between the Partnership and De
         Anza Assets, Inc. ("Assets ") whereby Assets withdrew as the property manager of San Luis Bay Mobile Estates and was replaced by Terra Vista
         Management, Inc. (See Exhibit 10.10 in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

10.5     General Reserve Trust Agreement dated August 1, 1994 between the
         Partnership, the Herbert M. and Beverly J. Gelfand Family Trust and
         Herbert M. Gelfand as trustee. (See Exhibit 10.11 in the Partnership's
         Annual Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

10.6     Independent Committee Trust Agreement dated August 1, 1994 between the
         Partnership and Citicorp Trust N.A. as trustee. (See Exhibit 10.12 in the Partnership's Annual Report on Form 10-K for the year ended
         December 31, 1994 incorporated herein by reference.)

10.7     General Reserve Contribution Agreement dated August 1, 1994 between the
         Partnership, affiliated partnerships, the Herbert M. and Beverly J.
         Gelfand Family Trust, and Herbert M. Gelfand as trustee. (See Exhibit
         10.13 in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

10.8     Independent Committee Reserve Contribution Agreement dated August 1,
         1994 between the Partnership, affiliated partnerships, and Citicorp
         Trust N.A. as trustee. (See Exhibit 10.14 in the Partnership's Annual
         Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

EXHIBIT NO.                                                                                  PAGE
-----------                                                                                  ----
10.9     Warner Oaks/Terra Vista Management Agreement dated August 18, 1994.
         (See Exhibit 10.1 in the Partnership's Quarterly Report on Form 10-Q
         for the quarter ended September 30, 1995 incorporated herein by reference.)

         (b) Reports on Form 8-K.

                  None.

         (c) The information set forth in Item 14(a)(3) of this Annual Report on Form 10-K is incorporated herein by reference.

         (d) All information required by Regulation S-X will be furnished by the Partnership to its partners in its annual report. Therefore, this Item is not applicable.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DE ANZA PROPERTIES - XII, LTD.  (a California limited partnership)


By DE ANZA CORPORATION  (a California corporation)
Operating General Partner


By  /s/Michael D. Gelfand
    ---------------------
       Michael D. Gelfand
       President and Chief Financial Officer

Date: March 29, 1996


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By  /s/Herbert M. Gelfand
    ---------------------
       Herbert M. Gelfand, Chairman of the Board Of Directors of De Anza Corporation, the Operating General Partner

Date: March 29, 1996


By  /s/Michael D. Gelfand
    ---------------------
       Michael D. Gelfand
       Director of De Anza Corporation, the Operating General Partner

Date: March 29, 1996


By  /s/David Licht
    --------------
       David Licht
       Director of De Anza Corporation, the Operating General Partner

Date: March 29, 1996

                         DE ANZA PROPERTIES - XII, LTD.

                            (A LIMITED PARTNERSHIP)

                          AUDITED FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY SCHEDULES

                           December 31, 1995 and 1994

                                      De Anza Properties - XII, Ltd.
                                         (A Limited Partnership)

                                        December 31, 1995 and 1994

                                                 CONTENTS

Report of Independent Auditors........................................................................   1

Audited Financial Statements

Balance Sheets........................................................................................   2
Statements of Operations..............................................................................   4
Statement of Changes in Partners' Capital (Deficit)...................................................   5
Statements of Cash Flows..............................................................................   6
Notes to Financial Statements.........................................................................   8

Other Financial Information

Schedule of Projects' Operations......................................................................  21

Schedule of Distributable Income, Partners' Distributions and Reserves................................  24

                         Report of Independent Auditors

The Partners
De Anza Properties - XII, Ltd.
Beverly Hills, California

We have audited the accompanying balance sheets of De Anza Properties - XII, Ltd., a Limited Partnership (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 3 to the financial statements, the Partnership sold one of its properties on August 18, 1994. The assets and operations of the property sold represented a substantial portion of the Partnership's total assets and results of operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary Schedules I and II are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Ernst & Young, LLP

Los Angeles, California
January 24, 1996

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                                 Balance Sheets

                                                                                 DECEMBER 31,
                                                                           1995              1994
                                                                    -----------------------------------
                                ASSETS

CASH AND CASH EQUIVALENTS, including restricted
         cash of $188,097 and $230,097 at December 31,
         1995 and 1994, respectively (Notes 1 and 3)                    $ 671,430         $ 912,914

ACCOUNTS RECEIVABLE                                                         8,346           254,057

PREPAID EXPENSES                                                           43,115            45,605
                                                                    -----------------------------------
                                                                          722,891         1,212,576
                                                                    -----------------------------------

NOTES RECEIVABLE (Note 3)                                                 476,985           488,026
                                                                    -----------------------------------

PROPERTY AND EQUIPMENT (Notes 1, 3, 5, 8, 9 and 10)
         Land                                                           1,184,605         1,184,605
         Land improvements                                              3,234,282         2,901,226
         Buildings and improvements                                     9,933,168         9,933,168
         Furniture and equipment                                          440,317           426,637
                                                                    -----------------------------------
                                                                       14,792,372        14,445,636

         Less accumulated depreciation                                  6,540,758         5,900,220
                                                                    -----------------------------------
                                                                        8,251,614         8,545,416
                                                                    -----------------------------------
OTHER ASSETS
         Loan costs, less accumulated amortization of
                  $13,519 and $7,030 at December 31, 1995
                  and 1994, respectively (Notes 1 and 5)                   83,815            90,304
         Other                                                              5,136             5,341
                                                                    -----------------------------------
                                                                           88,951            95,645
                                                                    -----------------------------------
                                                                      $ 9,540,441      $ 10,341,663
                                                                    ===================================




See accompanying report of independent auditors and notes to financial statements.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                           Balance Sheets (Continued)

                                                                                         DECEMBER 31,

                                                                                    1995               1994
                                                                            --------------------------------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES,
         including $8,644 and $27,938 due to related parties at
         December 31, 1995 and 1994, respectively (Note 6)                    $   170,016      $    439,431

DEPOSITS AND ADVANCE RENTALS                                                       53,641            70,066

UNRECOGNIZED GAIN (Note 3)                                                        188,097           230,097

MANAGEMENT AND CONDOMINIUM CONVERSION
         FEES PAYABLE TO AFFILIATE OR RELATED
         PARTY(Note 6)                                                            796,331           682,583

SECURED NOTE PAYABLE (Note 5)                                                   4,261,943         4,278,706
                                                                            --------------------------------------
                                                                               (5,470,028)        5,700,883
                                                                            --------------------------------------
PARTNERS' CAPITAL (DEFICIT)
         General partners                                                      (1,652,362)       (1,654,328)
         Limited partners, 22,719 units issued and outstanding                  5,722,775         6,295,108
                                                                            --------------------------------------
                                                                                4,070,413         4,640,780
                                                                            --------------------------------------
                                                                              $ 9,540,441      $ 10,341,663
                                                                            =====================================


See accompanying report of independent auditors and notes to financial statements.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                            Statements of Operations

                                                                                     YEAR ENDED DECEMBER 31,
                                                                          1995                1994                 1993
                                                                  -------------------------------------------------------------
INCOME
         Rent (Notes 4 and 8)                                       $    2,241,482      $    2,737,987       $    2,834,261
         Interest and dividends                                             63,411              76,706               82,439
         Gain (loss) on sale of property and equipment (Note 3)             42,000             (67,041)             153,751
         Other                                                              39,970              64,546               60,853
         Utilities                                                              -               45,817               50,509
                                                                  -------------------------------------------------------------
                                                                         2,386,863           2,858,015            3,181,813
                                                                  -------------------------------------------------------------

EXPENSES
         Depreciation and amortization (Note 1)                            647,027             806,028              791,059
         Interest                                                          318,184             412,823              833,035
         Maintenance, repairs and supplies                                 244,538             261,280              371,722
         Salaries, including $21,018, $33,081 and $28,996 paid
                  to related parties in 1995, 1994 and 1993,
                  respectively (Note 6)                                    210,316             398,501              432,266
         Utilities                                                         179,183             275,941              302,908
         Professional fees and services, including $78,061,
                  $101,304 and $90,484 paid to related parties in
                  1995, 1994 and 1993, respectively (Note 6)               140,777             271,424              158,662
         Real estate taxes                                                 135,357             199,515              222,892
         Management fees accrued to related parties (Note 6)               113,748             123,029              144,068
         Other                                                              90,000             313,015              367,330
         Insurance                                                          75,213              56,790               69,157
         Payroll taxes and employee benefits                                35,887              74,367               86,517
         Loss on earthquake damage (Note 8)                                     -              156,496                   -
         Loss on refinancing of discounted note                                 -                   -               173,204
         Provision for loss on mobile homes held for resale                     -                   -                56,232
                                                                  -------------------------------------------------------------
                                                                         2,190,230           3,349,209            4,009,052
                                                                  -------------------------------------------------------------

NET INCOME (LOSS)                                                   $      196,633      $     (491,194)      $     (827,239)
                                                                  =============================================================

NET INCOME (LOSS)

         GENERAL PARTNERS                                           $        1,966      $      (73,679)      $     (124,086)
                                                                  =============================================================
         LIMITED PARTNERS                                           $      194,667      $     (417,515)      $     (703,153)
                                                                  =============================================================

INCOME (LOSS) PER 1% GENERAL PARTNER INTEREST
         (Note 7)                                                   $        19.66      $       (736.79)     $    (1,240.86)
                                                                  =============================================================
INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
         (Note 7)                                                   $         8.57      $       (18.38)      $       (30.95)
                                                                  =============================================================


See accompanying report of independent auditors and notes to financial statements.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

              Statements of Changes in Partners' Capital (Deficit)

                  Years Ended December 31, 1995, 1994 and 1993

                                                                           GENERAL           LIMITED
                                                                           PARTNERS          PARTNERS
                                                           TOTAL           (Note 2)          (Note 2)
                                                     -----------------------------------------------------
BALANCE - January 1, 1993                             $     7,446,213   $    (1,456,563) $     8,902,776

NET LOSS - for the year ended
    December 31, 1993                                        (827,239)         (124,086)        (703,153)
                                                     -----------------------------------------------------

BALANCE - December 31, 1993                                 6,618,974        (1,580,649)       8,199,623

DISTRIBUTIONS TO PARTNERS
    (Note 3)                                               (1,487,000)               -        (1,487,000)

NET LOSS - for year ended
    December 31, 1994                                        (491,194)          (73,679)        (417,515)
                                                     -----------------------------------------------------

BALANCE - December 31, 1994                                 4,640,780        (1,654,328)       6,295,108

DISTRIBUTIONS TO PARTNERS
    (Note 3)                                                 (767,000)               -          (767,000)

NET INCOME - for year ended
      December 31, 1995                                       196,633             1,966          194,667
                                                     -----------------------------------------------------

BALANCE - December 31, 1995                           $     4,070,413   $    (1,652,362) $     5,722,775
                                                     =====================================================


See accompanying report of independent auditors and notes to financial statements.

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                            Statements of Cash Flows

                                                                                       Year Ended December 31,
                                                                             1995                 1994                 1993
                                                                     ---------------------------------------------------------------
OPERATING ACTIVITIES
         Gross rents received from real estate operations               $   2,513,880        $   2,844,909        $   3,376,301
         Cash paid to suppliers and employees, including
                  $104,365, $137,816 and $122,156 paid to
                  related parties during 1995, 1994 and 1993,
                  respectively (Note 6)                                    (1,377,593)          (1,836,126)          (2,790,662)
         Interest paid                                                       (316,426)            (392,072)            (522,077)
         Interest and other income received                                    61,688               79,393               84,828
                                                                     ---------------------------------------------------------------
                  Net cash provided by operating activities                   881,549              696,104              148,390
                                                                     ---------------------------------------------------------------

INVESTING ACTIVITIES
         Additions to property and equipment                                 (346,736)            (835,059)            (806,692)
         Principal payments on notes receivable                                11,041              101,144              148,087
         Sales costs                                                           (3,575)            (187,142)             (19,802)
         Proceeds from sale of property and equipment                              -             5,660,720              221,071
                                                                     ---------------------------------------------------------------
                  Net cash (used in) provided by investing
                           activities                                        (339,270)           4,739,663             (457,336)
                                                                     ---------------------------------------------------------------

FINANCING ACTIVITIES
         Proceeds from refinancing of secured note payable                         -                    -               330,109
         Loan costs                                                                -                    -               (97,334)
         Principal payments on secured note payable                           (16,763)          (4,080,568)            (164,419)
         Partner distributions                                               (767,000)          (1,487,000)                  -
                                                                     ---------------------------------------------------------------
                  Net cash (used in) provided by financing
                           activities                                        (783,763)          (5,567,568)              68,356
                                                                     ---------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (241,484)            (131,801)            (240,590)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                912,914            1,044,715            1,285,305
                                                                     ---------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $     671,430        $     912,914        $   1,044,715
                                                                     ===============================================================





See accompanying report of independent auditors and notes to financial statements.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                     Statement of Cash Flows (Continued)

                                                                                       Year Ended December 31,
                                                                             1995                 1994                 1993
                                                                     ---------------------------------------------------------------
RECONCILIATION OF NET INCOME (LOSS) TO
         NET CASH PROVIDED BY OPERATING ACTIVITIES
         Net income (loss)                                              $     196,633        $    (491,194)       $    (827,239)
         Adjustments to reconcile net income (loss) to net
                  cash provided by operating activities:
                           Depreciation and amortization                      647,027              806,028              791,059
                           Note payable discount                                   -                    -               334,871
                           (Gain) loss on sale of property and
                                    equipment                                 (42,000)              67,041             (153,751)
                           Provision for loss on mobile
                                    homes held for resale                          -                    -                56,232

         Changes in operating assets and liabilities:
                  Decrease (increase) in accounts receivable                  245,711             (210,027)              10,434
                  Decrease (increase) in prepaid expenses                       2,490              (11,700)               6,915
                  Decrease (increase) in mobile homes held
                           for resale                                              -                80,271             (163,144)
                  Decrease in other assets                                        205                7,238                1,873
                  (Decrease) increase in accounts payable
                           and accrued expenses                              (265,840)             321,471              (50,709)
                  (Decrease) increase in deposits and
                           advance rentals                                    (16,425)               3,955               (3,804)
                  Increase in management and condominium
                           conversion fees payable to affiliate
                           or related party                                   113,748              123,021              145,653
                                                                     ---------------------------------------------------------------

                  Net cash provided by operating activities             $     881,549        $     696,104        $     148,390
                                                                     ===============================================================

NONCASH FINANCING ACTIVITY

During the year ended December 31, 1994, the lender deferred two months of note payments on the Warner Oaks loan. The accrued and unpaid interest of $40,236 has been added to the principal balance (Note 5).

See accompanying report of independent auditors and notes to financial statements.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                          Notes to Financial Statements

              For the Years Ended December 31, 1995, 1994 and 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities generally ranging from one to three months. The Partnership considers all such items to be cash equivalents. Restricted cash at December 31, 1995 and 1994 is comprised of the cash reserves established in connection with the sale of certain property described in Note 3. The Partnership maintains some of its cash in bank deposit accounts which, at times, may exceed the federally insured limits. No losses have been experienced to date related to such accounts. The Partnership places its cash and cash equivalents with quality financial institutions and believes it is not exposed to any significant concentrations of credit risk on cash and cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using both the straight-line and declining-balance methods, based on estimated useful lives as follows:

Land improvements                                               10 - 15
Buildings and improvements                                      25 - 30
Furniture                                                        3 - 5
Mobile homes                                                       5


Maintenance and repairs are expensed as incurred.

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Partnership will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption, if any, will be material.

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOAN COSTS

The costs incurred in obtaining financing are capitalized and amortized over the terms of the respective loans. The loan costs pertaining to the loan secured by the Mark were written off upon the sale of the property (see Note 3).

FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable at December 31, 1995, approximates fair value due to the short maturity of these instruments. The carrying value of the note payable approximates fair value at December 31, 1995, based on the current borrowing rates for similar obligations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 1995 and 1994 and revenues and expenses for the years ended December 31, 1995, 1994 and 1993. Actual results could differ from those estimates.


See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Since the Partnership's income or loss is allocated to the partners and not the Partnership, there is no provision or benefit for income taxes reflected in the accompanying financial statements. The amount of income (loss) for federal tax purposes for the years ended December 31, 1995, 1994 and 1993 was $3,588, $(432,179), and $(802,428), respectively. The income (loss) for federal tax purposes was calculated as follows:

                                                                    1995                1994                1993
                                                            -------------------------------------------------------------
Net income (loss) per financial statements                     $     196,633       $    (491,194)      $    (827,239)
Tax basis depreciation in excess of financial
         statement depreciation                                     (151,272)           (304,452)           (372,232)
Amortization of note discount                                             -                   -              161,667
Financial statement basis in excess of tax basis
         of property sold                                                 -              876,990               1,586
Loss on refinancing of discounted note                                    -                   -              173,204
Capitalized costs for book purposes                                       -             (445,000)                 -
Deferred income                                                      (42,000)               (768)                 -
Other                                                                    227             (67,755)             60,586
                                                            -------------------------------------------------------------
Income (loss) for federal tax purposes                         $       3,588       $    (432,179)      $    (802,428)
                                                            =============================================================


See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Partners' capital, as reflected in the financial statements, differs from the amount reflected in the Partnership's federal tax return for the years ended December 31, 1995, 1994 and 1993. Partners' capital is reconciled as follows:

                                              1995               1994              1993
                                       -------------------------------------------------------
Partners' capital per financial
    statements                          $     4,070,413   $      4,640,780   $     6,618,974
Syndication costs                             3,378,563          3,378,563         3,378,563
Accumulated depreciation
    difference                               (7,043,811)        (6,892,539)       (6,521,893)
Unamortized note discount                            -                  -           (334,871)
Purchase price adjustment                     2,273,774          2,273,774         2,273,774
Aggregate of differences
    described in the preceding
    reconciliation                             (193,045)            59,015            24,811
Accumulated amortization                             -              (1,081)               -
Other                                           279,074             70,095             8,427
                                       -------------------------------------------------------
Partners' capital per federal tax
    return                              $     2,764,968    $     3,528,607   $     5,447,785
                                       =======================================================


2. PARTNERSHIP AGREEMENT

The Partnership was formed on December 2, 1980 to acquire, develop and operate income-producing residential real properties. The Partnership owns and operates Warner Oaks Apartments, a 227-unit apartment complex in Woodland Hills, California. The Partnership owned and operated two mobile home communities: San Luis Bay Mobile Estates, a 162-space community in Avila Beach, California, and Mark Mobile Home Park (the Mark), a 411-space community in Mesa, Arizona. Prior to 1993, management converted the San Luis Bay Mobile Estates to a common-interest subdivision of the type referred to as a condominium and sold most of the homesites by the end of 1993 (see Note 3). The Mark was sold in 1994 (see Note 3).

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993

2. PARTNERSHIP AGREEMENT (CONTINUED)

The partnership agreement provides that distributable cash, as defined, will be distributed to the limited partners, up to a sum equivalent to 6% per annum of their adjusted capital contributions, as defined therein, through November 20, 1983, and 7% per annum thereafter. Cash is then distributed to the general partners, up to a sum equivalent to 2% per annum of the adjusted capital contributions of the limited partners, through November 20, 1983, and 2-1/3% per annum thereafter. Any additional cash is distributed 75% to the limited partners and 25% to the general partners. Net income is allocated in the same proportion as cash distributions; however, the general partners receive a minimum 1% allocation. If no distributions are made, net income is allocated 85% to the limited partners and 15% to the general partners. Losses are allocated 85% to the limited partners and 15% to the general partners.

3. SALE OF PROPERTY AND EQUIPMENT

SAN LUIS BAY

On May 2, 1989, the Partnership entered into an agreement to sell San Luis Bay Mobile Estates (the 162-space mobile home community in Avila Beach, California) to the residents for an aggregate sales price of $8,850,000 and, pursuant to that agreement, subdivided the property into condominium units in 1991. The Partnership provided purchase money financing for up to 80% of the individual homesite price, payable in monthly installments, including interest at 10%, based on a loan amortization schedule of 30 years, with a balloon payment of unpaid principal and interest due in 1996. Those residents who purchased their homesites for cash received a 10% discount off their purchase price. At December 31, 1995 and 1994, respectively, the outstanding amounts due totaled $476,985 and $488,026.

The Partnership sold 155 homesites prior to 1993. In 1993 and 1994, it respectively sold 3 sites for $194,130, and 2 sites for $104,990. The remaining 2 unsold units are leased to tenants.

The Partnership released reserves from San Luis Bay sales and distributed $70,540 and $300,000 to the limited partners on September 16, 1994, and December 30, 1994, respectively. These distributions represent a return of original capital.

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993

3. SALE OF PROPERTY AND EQUIPMENT (CONTINUED)

THE MARK

In 1993, the Partnership entered into negotiations through De Anza Group, Inc.
(DAG), the former parent company of its operating general partner, for the sale of the Mark. On January 19, 1994, the Partnership entered into an Acquisition Agreement to sell the Mark to MHC Operating Limited Partnership (MHC). The sale was part of an overall transaction for the sale of the related management business of DAG and other mobile home communities affiliated with DAG. The sale closed escrow on August 18, 1994.

The sales price for the Mark was $5,404,419. Additional proceeds of $130,094, which were included in the sales price for calculating the gain on sale of property and equipment, were received from MHC to fund a General Reserve. Excess proceeds of $1,116,460 were distributed to the partners as a return of capital on September 16, 1994, after repayment of debt of $3,977,437, sales and closing costs of $210,519 and establishment of various reserves totaling $230,097.

The $230,097 was used to establish the following cash reserves:

MHC Reserve                                                                                    $ 42,000
General Reserve                                                                                 130,094
Independent Committee Reserve                                                                    58,003


The MHC Reserve was required by the Amended Acquisition Agreement. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction. During 1995, the MHC Reserve was released in full and distributed to the limited partners as a return of original capital.

Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $230,097. During the year ended December 31, 1995, the Partnership recognized as income $42,000 attributable to the MHC Reserve released.



See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993

3.  SALE OF PROPERTY AND EQUIPMENT (CONTINUED)

THE MARK (CONTINUED)

The Partnership has been charged with certain costs for the transaction, some of which were based upon an allocation of costs from the overall transaction with MHC. Such transaction costs have been capitalized to the properties and deducted in the determination of net gain on the sale of the Partnership's property and equipment. Transaction and closing costs charged to the Partnership in 1994 totaled $210,519.

4. TENANT LEASES

Apartment units are leased for a period of one year or on a month-to-month basis, while the two remaining mobile home spaces are leased for three years. The Partnership accounts for all leases as operating leases. Rental revenue is reported ratably over the lease terms. The annual rents from noncancelable operating leases from tenants, as of December 31, 1995, are as follows:

                                                                                       Years Ending
                                                                                       December 31,
                                                                                --------------------------
1996                                                                               $    148,602
1997                                                                                     12,142
1998                                                                                      6,071
                                                                                --------------------------
                                                                                   $    166,815
                                                                                ==========================


See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993

5. SECURED NOTE PAYABLE

Secured note payable at December 31, 1995 and 1994 consisted of:

                                                                                DECEMBER 31,
                                                                          1995                1994
                                                                   ---------------------------------------
Note collateralized by a first trust deed, payable in monthly installments of $26,476, including interest until December 15,
1994. Thereafter, the monthly payment changes annually on each
December 15th. Interest accrued at 6.25% until February 15,
1994, and thereafter floats at 2.5% over the Federal Home Loan
Bank's 11th District Cost of Funds Index, not to exceed 12.9%, adjusted monthly. Unpaid principal and accrued interest are due
November 15, 2008. The interest rate in effect at December 31,
1995 and 1994 was 7.62% and 6.25%, respectively                      $      4,261,943   $    4,278,706
                                                                   =======================================

Due to the Northridge earthquake on January 17, 1994, the lender for the Warner Oaks loan agreed to a deferment of two months of note payments. The accrued and unpaid interest of $40,236 has been added to the principal balance during 1994 (Note 8).

The annual maturities on the secured note payable for the years subsequent to December 31, 1995 are as follows:

                                                                               Years Ending
                                                                               December 31,
                                                                            --------------------
1996                                                                         $         5,422
1997                                                                                   5,850
1998                                                                                   6,311
1999                                                                                   6,809
2000                                                                                   7,346
Thereafter                                                                         4,230,205
                                                                            --------------------
                                                                             $     4,261,943
                                                                            ====================





See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993


6.  TRANSACTIONS WITH RELATED PARTIES

Pursuant to a former management agreement dated October 1, 1985, as amended, De Anza Assets, Inc., a former affiliate of the operating general partner, was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the priority distribution to the limited partners of 7% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of proceeds of the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. However, management fees payable, subsequent to a consummated refinancing, are not subordinated to the limited partners' priority return to the extent the subordination would have been caused by increased debt service charges. Management fees of $83,277, and $144,068 were accrued but not paid to De Anza Assets, Inc. for the years ended December 31, 1994 and 1993, respectively. At December 31, 1995 and 1994, cumulative accrued fees of $565,022, have been subordinated and are included in management and condominium conversion fees payable to affiliate or related party, as reflected in the balance sheet. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receipt of these fees to the Gelfand Family Trust.

On August 18, 1994, subsequent to the sale of the Mark and the property management business of DAG, as discussed in Note 3, the property management of Warner Oaks and remaining spaces at San Luis Bay was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, the son of Herbert M. Gelfand. Herbert M. Gelfand is the sole shareholder of the Operating General Partner and an individual general partner. Management fees of $113,748 and $39,752 were accrued but not paid to Terra Vista for the year ended December 31, 1995 and for the period from August 18, 1994 through December 31, 1994, respectively. At December 31, 1995 and 1994, cumulative accrued fees of $153,500 and $39,752, respectively, have been subordinated and are included in management and condominium conversion fees payable to affiliate or related party, as reflected in the balance sheet. The Gelfand Family Trust has agreed to share any payment to be made to the Gelfand Family Trust for deferred management fees equally with Terra Vista until Terra Vista has been paid all outstanding deferred management fees.

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993

6. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Pursuant to the partnership agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites is due to DAG (see Notes 2 and 3). Payment of this fee has been deferred pursuant to the partnership agreement requirement regarding subordination to payment of the limited partners' priority return and capital contribution, the general partners' incentive interest and deferred management fees. Subordinated cumulative accrued fees of $77,809 have been included in management and condominium conversion fees payable to affiliate at December 31, 1995 and 1994. Shortly before the sale to MHC, DAG assigned its right to receipt of this fee to the Gelfand Family Trust.

In addition, DAG or a wholly owned subsidiary was paid $90,094 and $114,481 for the years ended December 31, 1994 and 1993, respectively, and Terra Vista or an affiliate of the operating general partner was paid $104,365 and $47,721 for the year ended December 31, 1995 and for the period from August 18, 1994 through December 31, 1994, respectively, for performing bookkeeping, legal, regional management, computer and investor relations services necessary for the operation of the Partnership and its properties.

7. INCOME (LOSS) PER 1% GENERAL PARTNER INTEREST AND
   LIMITED PARTNERSHIP UNIT

Income (loss) per 1% general partner interest was computed based on the general partners' share of net income (loss) as reflected in the statement of changes in partners' capital (deficit). Income (loss) per limited partnership unit was computed based on the limited partners' share of income (loss) as reflected in the statement of changes in partners' capital (deficit) and the number of limited partnership units outstanding (22,719 units in each year).

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993

8. LOSS ON EARTHQUAKE DAMAGE

On January 17, 1994, the Warner Oaks Apartment complex suffered property damage from an earthquake. The Partnership estimates total costs of $1,989,000 and has received insurance proceeds of $1,414,000. A portion of the costs has been capitalized and the balance of $156,496, representing noncapitalized costs, net of insurance proceeds, has been expensed at December 31, 1994. Additional insurance proceeds of $308,000 received for loss of income were included in rental income for the year ended December 31, 1994. As of December 31, 1995, substantially all of the repairs have been completed.

See accompanying report of independent auditors.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993


9. SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               Initial Cost to Partnership
                                               ---------------------------
                                                               Buildings,        Cost
                                                              Improvements    Capitalized      Sale of
                                                                  and        Subsequent to   Property and
        Description             Encumbrances      Land         Equipment      Acquisition     Equipment
        -----------             ------------      ----        ------------   -------------   ------------
San Luis Bay Mobile Estates,
  mobile home community,
  Avila Beach, California               --     $  722,945     $ 3,218,956     $  272,310     $(4,160,988)

Warner Oaks Apartments,
  apartment complex,
  Woodland Hills, California    $4,261,943      1,168,747       9,962,170      3,608,232              --
                                ----------     ----------     -----------     ----------     -----------
                                $4,261,943     $1,891,692     $13,181,126     $3,880,542     $(4,160,988)
                                ==========     ==========     ===========     ==========     ===========


                                  Gross Amount Carried at Close of
                                           Period Ended                                                               Life on Which
                                        December 31, 1995                                                            Depreciation in
                                 ---------------------------------                                                        Latest
                                              Buildings,                                                               Statement of
                                             Improvements                                                             Operations Is
                                                 and                     Accumulated       Year of        Date of       Computed
                                   Land       Equipment      Total       Depreciation    Construction   Acquisition      (Years)
                                   ----      ------------    -----       ------------    ------------   -----------  ---------------
San Luis Bay Mobile Estates,
  mobile home community,
  Avila Beach, California      $    9,442   $    43,781   $    53,223(1)  $   23,596        1972          8/11/81        3 TO 25

Warner Oaks Apartments,
  apartment complex,
  Woodland Hills, California    1,175,163    13,563,986    14,739,149(2)   6,517,162        1979          2/09/82        5 TO 30
                               ----------   -----------   -----------     ----------
                               $1,184,605   $13,607,767   $14,792,372     $6,540,758
                               ==========   ===========   ===========     ==========


---------------
(1)  Aggregate cost for federal income tax
     purposes is $43,781

(2)  Aggregate cost for federal income tax
     purposes is $14,558,102



See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993

10. RECONCILIATION OF REAL ESTATE AND ACCUMULATED
    DEPRECIATION

                                                                      BUILDINGS,
                                                                     IMPROVEMENTS
                                                    LAND             AND EQUIPMENT           TOTAL
                                            ---------------------------------------------------------------
REAL ESTATE
Balance at January 1, 1993                     $       2,935,909   $    17,136,428      $    20,072,337
    Additions during 1993                                     -            839,889              839,889
    Reductions due to sale of
      property and equipment
      during 1993                                       (13,509)           (97,838)            (111,347)
                                            ---------------------------------------------------------------
Balance at December 31, 1993                           2,922,400        17,878,479           20,800,879
    Additions during 1994                                     -            839,516              839,516
    Reductions due to sale of
      property and equipment
      during 1994                                    (1,737,795)        (5,456,964)          (7,194,759)
                                            ---------------------------------------------------------------
Balance at December 31, 1994                           1,184,605        13,261,031           14,445,636
    Additions during 1995                                     -            346,736              346,736
                                            ---------------------------------------------------------------
Balance at December 31, 1995                   $       1,184,605   $    13,607,767      $    14,792,372
                                            ===============================================================

ACCUMULATED DEPRECIATION

Balance at January 1, 1993                                                              $     6,480,360
    Depreciation charged to expense during 1993                                                 779,597
    Reduction due to sale of property and equipment
      during 1993                                                                               (49,008)
                                                                                     ---------------------
Balance at December 31, 1993                                                                  7,210,949
    Depreciation charged to expense during 1994                                                 745,511
    Reduction due to sale of property and equipment
      during 1994                                                                            (2,056,240)
                                                                                     ---------------------
Balance at December 31, 1994                                                                  5,900,220
    Depreciation charged to expense during 1995                                                 640,538
                                                                                     ---------------------
Balance at December 31, 1995                                                            $     6,540,758
                                                                                     =====================



See accompanying report of independent auditors.

                                                                      SCHEDULE I
                                                                     Page 1 of 3

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                        Schedule of Projects' Operations

                                                                           Year Ended December 31, 1995
                                                   --------------------------------------------------------------------------------
                                                        San Luis Bay                Warner Oaks              De Anza Properties
                                                       Mobile Estates               Apartments                  - XII, Ltd.
                                                   ----------------------     ------------------------     ------------------------
                                                    Amount    % of Income       Amount     % of Income       Amount     % of Income
                                                   -------    -----------     ----------   -----------     ----------   -----------
INCOME
  Rent (Notes 4 and 8)                             $12,050      100.00%       $2,229,432     98.50%                --         --
  Interest and dividends                                --          --                --        --         $   63,411      56.94%
  Gain on sale of property and
    equipment (Note 3)                                  --          --                --        --             42,000      37.72
  Other                                                 --          --            34,024      1.50              5,946       5.34
                                                   -------      ------        ----------    ------         ----------     ------
                                                    12,050      100.00         2,263,456    100.00            111,357     100.00
                                                   -------      ------        ----------    ------         ----------     ------



EXPENSES
  Depreciation and amortization (Note 1)             1,071        8.89           645,956     28.54                 --         --
  Interest                                              29        0.24           318,155     14.06                 --         --
  Maintenance, repairs and supplies                     --          --           244,538     10.80                 --         --
  Salaries, including $21,018 paid to
    related parties (Note 6)                            --          --           190,819      8.43             19,497      17.51
  Utilities                                             18        0.15           179,096      7.91                 69       0.06
  Professional fees and services, including
    $78,061 paid to related parties (Note 6)            --          --            74,823      3.31             65,954      59.23
  Real estate taxes                                  1,274       10.57           134,083      5.92                 --         --
  Management fees accrued to related
    parties (Note 6)                                   315        2.61           113,433      5.01                 --         --
  Other                                              3,932       32.63            52,072      2.30             33,996      30.53
  Insurance                                            493        4.09            74,720      3.30                 --         --
  Payroll taxes and employee benefits                   --          --            35,956      1.59                (69)     (0.06)
                                                    ------       -----        ----------     -----           --------     ------
                                                     7,132       59.18         2,063,651     91.17            119,447     107.27
                                                    ------       -----        ----------     -----           --------     ------
NET INCOME (LOSS)                                   $4,918       40.82%       $  199,805      8.83%          $ (8,090)     (7.27%)
                                                    ======       =====        ==========     =====           ========     ======

                                                          Year Ended
                                                       December 31, 1995
                                                   -------------------------
                                                             Total
                                                   -------------------------
                                                    Amount       % of Income
                                                   -------       -----------
INCOME
  Rent (Notes 4 and 8)                             $2,241,482      93.91%
  Interest and dividends                               63,411       2.66
  Gain on sale of property and
    equipment (Note 3)                                 42,000       1.76
  Other                                                39,970       1.67
                                                   ----------     ------
                                                    2,386,863     100.00
                                                   ----------     ------

EXPENSES
  Depreciation and amortization (Note 1)              647,027      27.11
  Interest                                            318,184      13.33
  Maintenance, repairs and supplies                   244,538      10.25
  Salaries, including $21,018 paid to
    related parties (Note 6)                          210,316       8.81
  Utilities                                           179,183       7.51
  Professional fees and services, including
    $78,061 paid to related parties (Note 6)          140,777       5.90
  Real estate taxes                                   135,357       5.67
  Management fees accrued to related
    parties (Note 6)                                  113,748       4.77
  Other                                                90,000       3.77
  Insurance                                            75,213       3.15
  Payroll taxes and employee benefits                  35,887       1.50
                                                   ----------     ------
                                                    2,190,230      91.77
                                                   ----------     ------
NET INCOME (LOSS)                                  $  196,633       8.23%
                                                   ==========     ======


See accompanying report of independent auditors and notes to financial statements.

                                                                      SCHEDULE I
                                                                     Page 2 of 3
                        De Anza Properties-XII, Ltd.
                          (A Limited Partnership)

                      Schedule of Projects' Operations

                                                                        For the Year Ended December 31, 1994
                                                       -----------------------------------------------------------------------
                                                           San Luis Bay            Warner Oaks              Mark Mobile
                                                          Mobile Estates           Apartments                Home Park
                                                       ---------------------  -----------------------  ----------------------
                                                        Amount   % of Income    Amount    % of Income    Amount    % of Income
                                                       -------   -----------  ----------  -----------  ----------  -----------
INCOME
  Rent (Notes 4 and 8)                                 $14,735        17.10%  $2,227,352        97.60% $  495,900      119.84%
  Interest                                                  --           --        3,021         0.13         167        0.04
  Other                                                     --           --       51,715         2.27      10,387        2.51
  Utilities                                                 --           --           --           --      45,817       11.07
  Gain on sale of property and equipment
    (Note 3)                                            71,426        82.90           --           --    (138,467)     (33.46)
                                                       -------       ------    ---------       ------   ---------     -------
                                                        86,161       100.00    2,282,088       100.00     413,804      100.00
                                                       -------       ------    ---------       ------   ---------     -------
EXPENSES
  Depreciation and amortization (Note 1)                 1,721         2.00      634,484        27.80     169,823       41.04
  Interest                                                   5         0.01      253,261        11.10     159,557       38.56
  Maintenance, repairs and supplies                         --           --      166,239         7.29      95,041       22.97
  Salaries, including $33,081 paid to related
    parties (Note 6)                                        --           --      211,020         9.25     155,007       37.46
  Utilities                                                212         0.25      176,629         7.74      98,880       23.90
  Professional fees and services, including
    $101,304 paid to related parties (Note 6)            1,361         1.58       79,011         3.46     148,628       35.92
  Real estate taxes                                      1,299         1.51      161,655         7.08      36,561        8.84
  Management fees accrued to related parties (Note 6)      415         0.48       97,578         4.28      25,036        6.05
  Other                                                  5,618         6.52       29,505         1.29     252,863       61.11
  Insurance                                                398         0.46       39,454         1.73      16,938        4.09
  Payroll taxes and employee benefits                       --           --       43,768         1.92      30,599        7.40
  Loss on earthquake damage (Note 8)                        --           --      156,496         6.85          --          --
                                                       -------       ------    ---------       ------   ---------     -------
                                                        11,029        12.81    2,049,100        89.79   1,188,933      287.34
                                                       -------       ------    ---------       ------   ---------     -------
NET INCOME (LOSS)                                      $75,132        87.19%   $ 232,988        10.21%  $(775,129)    (187.34)%
                                                       =======       ======    =========       ======   =========     =======

                                                                  For the Year Ended December 31, 1994
                                                       ----------------------------------------------------------

                                                       De Anza Properties-XII, Ltd.               Total
                                                       ----------------------------        ---------------------
                                                        Amount        % of Income          Amount    % of Income
                                                       --------       -----------        ----------  -----------
INCOME
  Rent (Notes 4 and 8)                                       --                --        $2,737,987       95.80%
  Interest                                             $ 73,518             96.78%           76,706        2.68
  Other                                                   2,444              3.22            64,546        2.27
  Utilities                                                  --                --            45,817        1.60
  Gain on sale of property and equipment
    (Note 3)                                                 --                --           (67,041)      (2.35)
                                                       --------            ------        ----------      ------
                                                         75,962            100.00         2,858,015      100.00
                                                       --------            ------        ----------      ------
EXPENSES
  Depreciation and amortization (Note 1)                     --                --           806,028       28.20
  Interest                                                   --                --           412,823       14.44
  Maintenance, repairs and supplies                          --                --           261,280        9.14
  Salaries, including $33,081 paid to related
    parties (Note 6)                                     32,474             42.75           398,501       13.94
  Utilities                                                 220              0.29           275,941        9.66
  Professional fees and services, including
    $101,304 paid to related parties (Note 6)            42,424             55.85           271,424        9.50
  Real estate taxes                                          --                --           199,515        6.98
  Management fees accrued to related parties (Note 6)        --                --           123,029        4.31
  Other                                                  25,029             32.95           313,015       10.95
  Insurance                                                  --                --            56,790        1.99
  Payroll taxes and employee benefits                        --                --            74,367        2.60
  Loss on earthquake damage (Note 8)                         --                --           156,496        5.48
                                                       --------            ------        ----------      ------
                                                        100,147            131.84         3,349,209      117.19
                                                       --------            ------        ----------      ------
NET INCOME (LOSS)                                      $(24,185)           (31.84)%       $(491,194)     (17.19)%
                                                       ========            ======        ==========      ======


See accompanying report of independent auditors and notes to financial statements.

                                                                     SCHEDULE I
                                                                     Page 3 of 3
                        De Anza Properties-XII, Ltd.
                          (A Limited Partnership)

                      Schedule of Projects' Operations

                                                                        For the Year Ended December 31, 1993
                                                       -----------------------------------------------------------------------
                                                           San Luis Bay            Warner Oaks                Mark Mobile
                                                          Mobile Estates           Apartments                  Home Park
                                                       ---------------------  -----------------------    -----------------------
                                                        Amount   % of Income    Amount    % of Income      Amount    % of Income
                                                      --------   -----------  ----------  -----------    ----------  -----------
INCOME
  Rent (Notes 4)                                      $ 28,137        16.55%  $2,103,906       98.08%    $  702,218       90.02
  Interest                                                  --           --          777         0.04         2,760        0.35
  Other                                                     --           --       40,480         1.88        12,746        1.63
  Utilities                                                 --           --           --           --        50,509        6.48
  Gain on sale of property
    and equipment (Note 3)                             141,923        83.45           --           --        11,828        1.52
                                                      --------       ------    ---------       ------     ---------     -------
                                                       170,060       100.00    2,145,163       100.00       780,061      100.00
                                                      --------       ------    ---------       ------     ---------     -------
EXPENSES
  Depreciation and amortization (Note 1)                 3.201         1.88      588,726        27.44       199,132       25.53
  Interest                                                   7           --      554,070        25.83       278,958       35.76
  Maintenance, repairs and supplies                         --           --      253,417        11.81       118,305       15.16
  Salaries, including $28,996 paid to related
    parties (Note 6)                                        --           --      178,025         8.30       225,683       28.93
  Utilities                                                340         0.20      166,462         7.76       136,050       17.44
  Professional fees and services,
    including $90,484 paid to
    related parties (Note 6)                             1,562         0.92       70,969         3.31        49,314        6.32
  Real estate taxes                                      1,920         1.13      155,992         7.27        64,980        8.33
  Management fees accrued to related
    parties (Note 6)                                       864         0.51      107,420         5.01        35,784        4.59
  Other                                                 12,343         7.26       51,956         2.42       270,206       34.64
  Insurance                                                519         0.31       33,669         1.57        34,969        4.48
  Payroll taxes and employee benefits                       --           --       41,530         1.94        44,987        5.77
  Loss on refinancing of discounted
    rate (Note 1)                                           --           --      173,204         8.07            --          --
  Provision for loss on mobile homes
    held for resale                                         --           --           --           --        56,232        7.21
                                                      --------       ------    ---------       ------     ---------     -------
                                                        20,756        12.21    2,375,440       100.73     1,514,600      194.16
                                                      --------       ------    ---------       ------     ---------     -------
NET INCOME (LOSS)                                     $149,304        87.79%   $(230,277)      (10.73)%   $(734,539)     (94.16)%
                                                      ========       ======    =========       ======     =========     =======

                                                                 For the Year Ended December 31, 1993
                                                      ----------------------------------------------------------
                                                      De Anza Properties-XII, Ltd.                Total
                                                      ----------------------------         ---------------------
                                                       Amount          % of Income         Amount    % of Income
                                                      --------         -----------       ----------  -----------
INCOME
  Rent (Notes 4)                                            --                 --        $2,834,261       89.08%
  Interest                                            $ 78,902              91.19%           82,439        2.60
  Other                                                  7,627               8.81            60,853        1.91
  Utilities                                                 --                 --            50,509        1.58
  Gain on sale of property
    and equipment (Note 3)                                  --                 --           153,751        4.83
                                                      --------             ------        ----------      ------
                                                        86,529             100.00         3,181,813      100.00
                                                      --------             ------        ----------      ------

EXPENSES
  Depreciation and amortization (Note 1)                    --                 --           791,059       24.86
  Interest                                                  --                 --           833,035       26.18
  Maintenance, repairs and supplies                         --                 --           371,722       11.68
  Salaries, including $28,996 paid to related
    parties (Note 6)                                    28,558              33.00           432,266       13.59
  Utilities                                                 56               0.06           302,908        9.52
  Professional fees and services,
    including $90,484 paid to
    related parties (Note 6)                            36,817              42.55           158,662        4.99
  Real estate taxes                                         --                 --           222,892        7.01
  Management fees accrued to related
    parties (Note 6)                                        --                 --           144,068        4.53
  Other                                                 32,825              37.94           367,330       11.54
  Insurance                                                 --                 --            69,157        2.17
  Payroll taxes and employee benefits                       --                 --            86,517        2.72
  Loss on refinancing of discounted
    rate (Note 1)                                           --                 --           173,204        5.44
  Provision for loss on mobile homes
    held for resale                                         --                 --            56,232        1.77
                                                      --------             ------        ----------      ------
                                                        98,256             113.55         4,009,052      126.00
                                                      --------             ------        ----------      ------
NET INCOME (LOSS)                                     $(11,727)            (13.55)%      $ (827,239)     (26.00)%
                                                      ========             ======        ==========      ======

See accompanying report of independent auditors and notes to financial statements.

                                                                    Schedule II
                                                                    Page 1 of 2

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

     Schedule of Distributable Income, Partners' Distributions and Reserves

                                                            YEAR ENDED DECEMBER 31,
                                                       1995           1994            1993
                                                    -----------------------------------------
Net income (loss)                                   $  196,633     $  (491,194)    $ (827,239)
Add (deduct) adjustments per partnership
  agreement:
  Depreciation and amortization                        647,027         806,028        791,059
  (Gain) loss on sale of property and equipment        (42,000)         67,041       (153,751)
  Amortization of note payable discount                      -               -        334,871
  Debt amortization                                    (16,763)        (91,790)      (164,419)
  Net change in accruals                                95,624         169,331        115,942
  Release of prior years' reserves                   3,455,628       2,996,212      2,899,749
                                                    -----------------------------------------

Cash available for distribution(1)                   4,336,149       3,455,628      2,996,212
Cash distributions to limited partners, up to
  7% per annum of average adjusted capital
  contributions of $17,601,655, $18,739,386,
  and $19,089,000 in 1995, 1994 and 1993,
  respectively                                        (725,000)              -              -
                                                    -----------------------------------------
Reserves from operations(2)                         $3,611,149     $ 3,455,628     $2,996,212
                                                    =========================================

Proceeds from sales of properties available
  for distribution or reserves(3)                            -     $ 1,549,159     $  336,339
Use of reserves for earthquake repairs                       -        (664,000)             -
Release of prior years' reserves                    $  330,330         935,171        598,832
                                                    -----------------------------------------
                                                       330,330       1,820,330        935,171
Distributions to limited partners from sales
  proceeds                                             (42,000)     (1,487,000)             -
                                                    -----------------------------------------
Reserves from sales of properties(2)(3)(4)          $  288,330     $   333,330     $  935,171
                                                    =========================================

Distributions to limited partners per original
  $1,000 investment:
  From operations:
    Amount                                          $    31.91               -              -
                                                    =========================================
    Percent (of adjusted capital)                         4.12%              -              -
                                                    =========================================

  From sales:
    Amount                                          $     1.85%    $     65.45              -
                                                    =========================================
    Percent (of original investment)                      0.18%           6.55%             -
                                                    =========================================

See accompanying report of independent auditors and notes to financial statements.

                                                                    Schedule II
                                                                    Page 2 of 2

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)


     Schedule of Distributable Income, Partners' Distributors and Reserves
                                  (Continued)

(1) Cash available for distribution represents amounts as defined by the partnership agreement.

(2) The operating general partner has exercised its discretion in reserving these amounts for operations, additions to property and equipment, and future distribution.

(3) Proceeds from sales of properties available for distribution or reserves represent actual cash payments less cash disbursements for expenses incurred in connection with the sale.

        In 1993, the Partnership sold three of the remaining seven spaces of San Luis Bay for $194,310. After paying closing and sales costs of $6,058, the Partnership netted proceeds of $188,252. Also, in 1993, the Partnership collected $148,087 in principal payments on the purchase money notes.

        In 1994, the Partnership sold two of the then remaining four spaces of San Luis Bay for $104,990 in cash. After paying closing costs of $3,532, the Partnership netted proceeds of $101,458. Additionally, the Partnership collected $101,144 in principal payments on the purchase money notes. Also, in 1994, the Partnership sold the Mark for $5,404,419, plus an amount of $130,094 to fund certain reserves. After a repayment of debt of $3,977,437 and closing and sales costs of $210,519, the Partnership netted proceeds of $1,346,557.


        During 1994, the Partnership distributed proceeds of $1,116,460 and $370,540 from the sales of the Mark and San Luis Bay, respectively, to the limited partners. These distributions represent a return of original capital contributed and reduces the adjusted capital contributions as defined in the partnership agreement.

        In 1995, the Partnership distributed $42,000 to the limited partners from the sale proceeds of the Mark upon release of the MHC Reserve. This amount represents a return of original capital contributed and reduces the adjusted capital contributions as defined in the Partnership agreement.

(4) Included in the reserves from sales of properties are $188,097 and $230,097 at December 31, 1995 and 1994, respectively, in specific reserves established to fund contingent liabilities that may arise from the MHC transaction.


See accompanying report of independent auditors and notes to financial statements.