Form 10-Q
period 1996-03-31
DE ANZA PROPERTIES XII LTD
filed 1996-05-14
CIK 351509

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

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

                                YES  X   NO ___


         Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.0-3(b) (17 CFR 240.0-3(b)), the pages of this document have been numbered sequentially. The total number of pages contained herein is 16.

                               TABLE OF CONTENTS



PART I.          FINANCIAL INFORMATION
- -------          ---------------------

ITEM 1.          FINANCIAL STATEMENTS

                            Balance Sheets                                                                     3

                            Statements of Operations                                                           5

                            Statements of Changes in Partners'
                              Capital (Deficit)                                                                6

                            Statements of Cash Flows                                                           7

                            Notes to Financial Statements                                                      9


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                                                   13



PART II.           OTHER INFORMATION                                                                          15
- -------            -----------------


PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS


                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)


                                                                                           March 31,                December 31,
                                                                                              1996                      1995
                                                                                          ------------              ------------

                                                                     ASSETS

         CASH - including restricted cash of $188,097 at March 31, 1996 and
           December 31, 1995 - Note 1                                                      $   810,881               $   671,430

         ACCOUNTS RECEIVABLE                                                                    12,495                     8,346

         PREPAID EXPENSES                                                                       26,947                    43,115
                                                                                           -----------               -----------
                                                                                               850,323                   722,891
                                                                                           -----------               -----------

         NOTES RECEIVABLE - Note 5                                                             382,171                   476,985
                                                                                           -----------               -----------

         PROPERTY AND EQUIPMENT - Notes 2, 5 and 6
              Land                                                                           1,184,605                 1,184,605
              Land improvements                                                              3,293,656                 3,234,282
              Buildings and improvements                                                     9,933,168                 9,933,168
              Furniture and equipment                                                          445,451                   440,317
                                                                                            ----------               -----------
                                                                                            14,856,880                14,792,372

             Less accumulated depreciation                                                   6,692,536                 6,540,758
                                                                                           -----------               -----------
                                                                                             8,164,344                 8,251,614
                                                                                           -----------               -----------

         OTHER ASSETS
             Loan costs - less accumulated amortization
               of $15,142 and $13,519 at March 31, 1996
               and December 31, 1995, respectively                                              82,192                    83,815
             Other                                                                               6,060                     5,136
                                                                                           -----------               -----------
                                                                                                88,252                    88,951
                                                                                           -----------               -----------

                                                                                           $ 9,485,090               $ 9,540,441
                                                                                           ===========               ===========





See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                           Balance Sheets (Continued)
                                  (Unaudited)


                                                                                              March 31,               December 31,
                                                                                                1996                      1995
                                                                                            ------------             ------------
                                                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

         ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
             including $6,552 and $8,644 due to
             related parties at March 31, 1996
             and December 31, 1995, respectively                                           $   222,280               $   170,016

         DEPOSITS AND ADVANCE RENTALS                                                           50,191                    53,641

         DEFERRED GAIN ON SALE - Note 6                                                        188,097                  188,097

         MANAGEMENT AND CONDOMINIUM CONVERSION
             FEES PAYABLE TO AFFILIATE OR RELATED PARTY - Note 3
                                                                                               825,108                   796,331

         SECURED NOTE PAYABLE - Note 2                                                       4,254,211                 4,261,943
                                                                                           -----------               -----------
                                                                                             5,539,887                 5,470,028
                                                                                           -----------               -----------

         PARTNERS' CAPITAL (DEFICIT)
             General partners                                                               (1,651,864)              (1,652,362)
             Limited partners, 22,719 units issued
               and outstanding                                                               5,597,067                 5,722,775
                                                                                           -----------               -----------
                                                                                             3,945,203                 4,070,413
                                                                                           -----------               -----------

                                                                                           $ 9,485,090               $ 9,540,441
                                                                                           ===========               ===========





See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                            Statements of Operations
                                  (Unaudited)


                                                                                            Three Months              Three Months
                                                                                               Ended                     Ended
                                                                                              March 31,                 March 31,
                                                                                                1996                      1995
                                                                                            ------------              ------------

         INCOME
            Rent                                                                              $566,494                  $559,483
            Interest and dividends                                                              14,746                    14,490
            Other                                                                               12,522                     5,691
                                                                                              --------                  --------
                                                                                               593,762                   579,664
                                                                                              --------                  --------

         EXPENSES
             Depreciation and amortization                                                     153,401                   147,691
             Interest                                                                           80,720                    74,610
             Maintenance, repairs and supplies                                                  50,527                    56,176
             Professional fees and services -
               including $17,579 and $21,467 paid
               to related parties in 1996 and 1995,
               respectively - Note 3                                                            49,870                    36,241
             Salaries - including $4,400 and $4,309
               paid to related parties in 1996 and
               1995, respectively - Note 3                                                      48,151                    40,686
             Utilities                                                                          45,446                    48,479
             Real estate taxes                                                                  37,942                    41,359
             Management fees accrued to related
               parties - Note 3                                                                 28,777                    28,679
             Other                                                                              21,899                    13,632
             Insurance                                                                          16,280                    17,246
             Payroll taxes and employee benefits                                                10,959                     8,720
                                                                                              --------                  --------
                                                                                               543,972                   513,519
                                                                                              --------                  --------

         NET INCOME                                                                           $ 49,790                  $ 66,145
                                                                                              ========                  ========

         NET INCOME
             GENERAL PARTNERS                                                                 $    498                  $  6,614
                                                                                              ========                  ========
             LIMITED PARTNERS                                                                 $ 49,292                  $ 59,531
                                                                                              ========                  ========

         INCOME PER 1% GENERAL
             PARTNER INTEREST - Note 4                                                        $   4.98                  $  66.14
                                                                                              ========                  ========

         INCOME PER LIMITED
             PARTNERSHIP UNIT - Note 4                                                        $   2.17                  $   2.62
                                                                                              ========                  ========





See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                Statements of Changes in Partners' Capital (Deficit)
                                     (Unaudited)

                  For the Three Months Ended March 31, 1996 and
                        For the Year Ended December 31, 1995




                                                                                    General               Limited
                                                                 Total              Partners              Partners
                                                              ----------          ------------          ------------
             BALANCE - January 1, 1995                        $4,640,780           $(1,654,328)           $6,295,108

             DISTRIBUTIONS TO PARTNERS                          (767,000)                 -                 (767,000)

             NET INCOME - for the year
                ended December 31, 1995
                                                                 196,633                 1,966               194,667
                                                              ----------           -----------            ----------

             BALANCE - December 31,
                1995                                           4,070,413            (1,652,362)            5,722,775

             DISTRIBUTIONS TO PARTNERS                          (175,000)                 -                 (175,000)

             NET INCOME - for the three
                months ended March 31,
                1996                                              49,790                   498                49,292
                                                              ----------           -----------            ----------
             BALANCE - March 31, 1996                         $3,945,203           $(1,651,864)           $5,597,067
                                                              ==========           ===========            ==========





See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)


                                                                                            Three Months              Three Months
                                                                                                Ended                    Ended
                                                                                              March 31,                 March 31,
                                                                                                1996                      1995
                                                                                            ------------              ------------
         CASH FLOWS FROM OPERATING ACTIVITIES
             Gross rents received from real estate
               operations                                                                    $ 560,014                 $ 810,710
             Cash paid to suppliers and employees -
               including $23,670 and $26,909
               paid to related parties in 1996
               and 1995, respectively                                                         (214,959)                 (411,742)
             Interest paid                                                                     (80,908)                  (73,544)
             Interest and other income received                                                 27,730                    20,151
                                                                                             ---------                 ---------

                  Net cash provided by
                    operating activities                                                       291,877                   345,575
                                                                                             ---------                 ---------

         CASH FLOWS FROM INVESTING ACTIVITIES
             Additions to property and equipment                                               (64,508)                 (143,999)
             Payments received on notes receivable                                              94,814                     1,665
             Sales and closing costs                                                               -                      (3,575)
                                                                                             ---------                 ---------

                  Net cash provided by (used in)
                    investing activities                                                        30,306                  (145,909)
                                                                                             ---------                 ---------

         CASH FLOWS FROM FINANCING ACTIVITIES
             Distributions to partners                                                        (175,000)                 (200,000)
             Principal payments on secured
               notes payable                                                                    (7,732)                   (8,912)
                                                                                             ---------                 ---------

                  Net cash used in
                    financing activities                                                      (182,732)                 (208,912)
                                                                                             ---------                 ---------

         NET INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                                                       139,451                    (9,246)

         CASH AND CASH EQUIVALENTS:
             BALANCE AT BEGINNING OF PERIOD                                                    671,430                   912,914
                                                                                             ---------                 ---------

             BALANCE AT END OF PERIOD                                                        $ 810,881                 $ 903,668
                                                                                             =========                 =========





See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)
                                  (Unaudited)


                                                                                          Three Months              Three Months
                                                                                             Ended                    Ended
                                                                                            March 31,                March 31,
                                                                                              1996                      1995
                                                                                          -----------               -----------

        RECONCILIATION OF NET INCOME TO NET
            CASH PROVIDED BY OPERATING ACTIVITIES
              Net income                                                                   $  49,790                 $  66,145
              Adjustments to reconcile net income
                 to net cash provided by
                  operating activities
                    Depreciation and amortization                                            153,401                   147,691
              Changes in operating assets and
                 liabilities
                    (Increase) decrease in accounts
                         receivable                                                           (4,149)                  242,149
                    Decrease in prepaid expenses                                              16,168                    17,552
                    Increase in other assets                                                    (924)                       -
                    Increase (decrease) in accounts payable
                         and accrued expenses                                                 52,264                  (157,666)
                    (Decrease) increase in deposits and
                         advance rentals                                                      (3,450)                    1,025
                    Increase in management and
                         condominium conversion fees
                         payable to affiliate                                                 28,777                    28,679
                                                                                           ---------                ----------

                         Net cash provided by
                           operating activities                                            $ 291,877                $  345,575
                                                                                           =========                ==========





See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                    March 31, 1996 and December 31, 1995 and
                For the Three Months Ended March 31, 1996 and 1995


NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included.
         Operating results during the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

         Cash and Cash Equivalents

         The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities ranging generally from one to three months. The Partnership considers all such items to be cash equivalents.

NOTE 2 - SECURED NOTE PAYABLE

         Secured note payable at March 31, 1996 and December 31, 1995 consisted of:

                                                                  March 31,       December 31,
                                                                    1996              1995
                                                                ------------      ------------

       Note collateralized by a first trust deed,
       payable in monthly installments of $26,476,
       including interest until December 15, 1994.
       Thereafter, the monthly payment changes
       annually on each December 15th. Interest
       accrued at 6.25% until February 15, 1994, and
       thereafter floats at 2.5% over the FHLB's 11th
       District Cost of Funds Index, not to exceed
       12.9%, adjusted monthly.  Unpaid principal and
       accrued interest are due November 15, 2008.  The
       interest rate in effect at March 31, 1996 and
       December 31, 1995 was 7.53% and 7.62%,
       respectively.                                             $4,254,211        $4,261,943
                                                                 ==========        ==========

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    March 31, 1996 and December 31, 1995 and
               For the Three Months Ended March 31, 1996 and 1995


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

         Pursuant to a former management agreement dated October 1, 1985, as amended, De Anza Assets, Inc., a former affiliate of the operating general partner (OGP), was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the priority distribution to the limited partners of 7% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of proceeds of the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. However, management fees payable subsequent to a consummated refinancing are not subordinated to the limited partners' priority return to the extent the subordination would have been caused by increased debt service charges. At March 31, 1996 and December 31, 1995, cumulative accrued fees of $565,022 to De Anza Assets, Inc. have been subordinated and are included in management and condominium conversion fees payable to affiliate or related party, as reflected in the balance sheets. Shortly before its sale to an affiliate of Manufactured Home Communities, Inc. ("MHC"), as discussed in Note 6, De Anza Assets, Inc. assigned its rights to receipt of these fees to the Gelfand Family Trust.

         On August 18, 1994, subsequent to the sale of the Mark and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 6, the property management of Warner Oaks and the two remaining spaces at San Luis Bay was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. Management fees of $28,777 and $28,679 were accrued but not paid to Terra Vista for the three months ended March 31, 1996 and 1995, respectively. At March 31, 1996 and December 31, 1995, cumulative accrued fees of $182,227 and $153,500, respectively, have been subordinated and are included in management andondominium conversion fees payable to affiliate or related parties, as reflected in the balance sheets. The Gelfand Family Trust has agreed to share any payment to be made to the Gelfand Family Trust for deferred management fees equally with Terra Vista until Terra Vista has been paid all outstanding deferred management fees.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    March 31, 1996 and December 31, 1995 and
              For the Three Months Ended March 31, 1996 and 1995


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES (Continued)


         Pursuant to the partnership agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites sold is due to an affiliate of the OGP (see Note 5). Payment of this fee has been deferred pursuant to the partnership agreement's requirement regarding subordination to payment of the limited partners' priority return and capital contribution, the general partners' incentive interest and deferred management fees. Subordinated cumulative accrued fees of $77,809 have been included in management and condominium conversion fees payable to affiliate or related party at March 31, 1996 and December 31, 1995, as reflected in the balance sheets. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receive these fees to the Gelfand Family Trust.

         In addition, Terra Vista or an affiliate of the OGP was paid $23,670 and $26,909 during the three months ended March 31, 1996 and 1995, respectively, for performing bookkeeping, legal, regional management, computer and investor relations services necessary for the operation of the Partnership and its properties.

NOTE 4 - INCOME PER 1% GENERAL PARTNER INTEREST AND LIMITED PARTNERSHIP UNIT

         Income per limited partnership unit is computed based on the limited partners' share of net income as shown on the Statements of Operations and Changes in Partners' Capital (Deficit) and the number of limited partnership units outstanding (22,719 units). The general partners' share of net income has not been included in this computation. Income per 1% general partner interest is computed based on the general partners' share of net income as shown on the Statements of Operations and Changes in Partners' Capital (Deficit).

NOTE 5 - SALE OF SAN LUIS BAY MOBILE ESTATES

         On May 2, 1989, the Partnership entered into an agreement to sell San Luis Bay Mobile Estates (the 162-space mobile home community in Avila Beach, California) to the residents for an aggregate sales price of $8,850,000 and, pursuant to that agreement, subdivided the property into condominium units in 1991. The Partnership provided purchase money financing for up to 80% of the individual homesite price, payable in monthly payments, including interest at 10%, based on a loan amortization schedule of 30 years, with a balloon payment of unpaid principal and interest due at the end of seven years. At March 31, 1996 and December 31, 1995, respectively, the outstanding amounts due under such notes totaled $382,171 and $476,985. Those residents who purchased their homesites for cash received a 10% discount off their purchase price.

         The Partnership sold 160 homesites prior to 1995. The remaining two homesites are leased to tenants.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                   March  31, 1996 and December 31, 1995 and
              For the Three Months Ended March 31, 1996 and 1995


NOTE 6 - SALE OF THE MARK

         On August 18, 1994 the Partnership sold The Mark to an affiliate of MHC, a real estate investment trust, as part of an overall transaction for the sale of the related management business of DAG and other mobile home communities affiliated with DAG.

         The sales price for The Mark was $5,404,419. Additional proceeds of $130,094, which were included in the sales price for calculating the gain on sale of property and equipment, were received from MHC to fund a General Reserve. In connection with the sale, the Partnership established various reserves totaling $230,097.

         The $230,097 was used to establish the following cash reserves:

          MHC Reserve                                          $ 42,000
          General Reserve                                       130,094
          Independent Committee Reserve                          58,003

         The MHC Reserve was required by MHC and subsequently released in May 1995. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction.

         Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds, represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $230,097. As these reserves are released or expended, gain on sale will be recognized. At March 31, 1996, and December 31, 1995, $188,097 and $230,097 of sale proceeds have been deferred and are included in deferred gain on sale, as reflected in the balance sheets.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity


The Partnership's quick ratios were 2.1:1 and 2.1:1, including unrestricted cash balances of $622,784 and $483,333 at March 31, 1996 and December 31, 1995, respectively. The increase in cash is due mainly to the receipt of notes receivable prepayments while the quick ratio remained unchanged because of increased accrued real estate taxes. The Partnership's cash balance is its immediate source of liquidity.

On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during the three months ended March 31, 1996 were approximately $292,000. Cash flow from operations has improved substantially following the August 1994 sale of The Mark (see Note 6 to the Financial Statements). The Partnership has reinstated regular operating distributions to its partners though payment of the management fees continues to be deferred in accordance with the Partnership Agreement.

Subsequent to the sale of The Mark, the Partnership continues to operate Warner Oaks, the remaining property, which is managed by Terra Vista. The Partnership also owns two spaces at San Luis Bay Mobile Estates and various notes receivables related to that sale (see Note 5 to the Financial Statements).

As a result of the sale of The Mark, the Partnership's liquidity has improved. The Mark's income fell short of its expenses, thus with the property sold, the Partnership's income has improved which has improved liquidity. However, should it become necessary to improve liquidity further, the Partnership can reduce partner distributions, which totaled $175,000 during the three months ended March 31, 1996, arrange a short-term line of credit or refinance Warner Oaks.

In November 1993, the Partnership refinanced Warner Oaks with a variable interest rate loan. The interest rate for the initial three months was 6.25%, thereafter the loan bears interest at 250 basis points over the Eleventh District Cost of Funds with caps on the maximum annual payment change of 7.5% of the current payment, and an interest rate cap of 12.9% over the life of the loan. This loan is subject to negative amortization. Future liquidity will be affected, unfavorably or favorably, to the extent the payment rate fluctuates. At March 31, 1996, the interest rate in effect was 7.53%.

The Partnership has sold 160 of 162 spaces at San Luis Bay as of March 31, 1996 (see Note 5 to the Financial Statements). Liquidity is expected to improve as the notes receivable from the buyers of San Luis Bay spaces mature, as discussed in Note 5 to the Financial Statements. As of March 31, 1996, the amount of the notes receivable outstanding was approximately $382,000. Liquidity also improves when the notes receivable are prepaid and when additional spaces are sold.

Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Capital Resources


The Partnership anticipates spending approximately $234,000 in 1996 for physical improvements at its properties, approximately $169,000 of which will be spent during the remainder of 1996. Funds for these improvements will be provided by cash generated from operations. If necessary, the Partnership can use funds from reserves from the sale proceeds of San Luis Bay, and from cash reserved for capital improvement projects.

While no decision has been made regarding when a sale of Warner Oaks would occur, the OPG believes it may be in the best interest of the Partnership to pursue a sale of the property as individual condominium units rather than as a single project, in order to realize greater value. Accordingly, the Partnership is currently investigating converting Warner Oaks from its current apartment use to condominiums. Such a conversion may require significant investment in the property in addition to the physical improvements summarized above. No assurance can be given that such conversion would occur and no determination has been made to pursue the conversion.

Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's capital resources. The Partnership does not contemplate any other material changes in the mix of its capital resources, other than as described above.



Results of Operations


Rental income increased 1.3% during the three months ended March 31, 1996, over the same period in 1995, primarily due to rent increases offset by higher free rent.

Expenses increased 5.9% during the three months ended March 31, 1996 over the same period in 1995. The increase is mostly due to the timing of accounting and tax return fees included in 1996 expenses and the increase in interest expense due to rising interest rates on the Warner Oaks variable rate loan, as discussed more fully in Note 2 and Liquidity. Additionally, depreciation and amortization expense increased in 1996 as a result of depreciation of capitalized costs placed in service during the last twelve months while other expenses increased due to timing of the payment for investor K-1's and mailings. Partly offsetting these increases was a decrease in repairs, maintenance and supplies due to lower resident turnover and a decrease in real estate taxes due to a reassessment of Warner Oaks following the 1994 earthquake.

Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

                            DE ANZA PROPERTIES - XII




PART II.         OTHER INFORMATION



ITEM NUMBER


     1.      LEGAL PROCEEDINGS

             No new material legal proceedings were commenced during the three months ended March 31, 1996 and there are none pending.

     2.      CHANGES IN SECURITIES

             None.

     3.      DEFAULTS UPON SENIOR SECURITIES

             None.

     4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

     5.      OTHER INFORMATION

             On April 18, 1996 Moraga Gold, LLC filed a Schedule 14D-1 tender offer for Units of the Partnership. On May 2, 1996 the Partnership filed a Schedule 14D-9 in response.

     6.      EXHIBITS AND REPORTS ON FORM 8-K

             None.

PART II.         OTHER INFORMATION (Continued)





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




                                        DE ANZA PROPERTIES - XII, LTD.
                                                (Registrant)




                                        By       DE ANZA CORPORATION A
                                                 California Corporation
                                                 Operating General Partner




Date:  May 14, 1996                     By      /s/ Michael D. Gelfand
                                               ----------------------------
                                                Michael D. Gelfand
                                                President and
                                                  Chief Financial Officer