Form 10-Q
period 1996-06-30
DE ANZA PROPERTIES XII LTD
filed 1996-08-13
CIK 351509

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from              to
                               ------------    ------------

Commission File Number 0-10430

                         DE ANZA PROPERTIES - XII, LTD.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                       95-3601367
(State or other jurisdiction of                      (IRS Employer Iden-
incorporation or organization)                         tification Number)

                       9171 WILSHIRE BOULEVARD, SUITE 627
                        BEVERLY HILLS, CALIFORNIA  90210
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

     Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.0-3(b) (17 CFR 240.0-3(b)), the pages of this document have been numbered sequentially. The total number of pages contained herein is 17.

                               TABLE OF CONTENTS
                               -----------------

PART I.            FINANCIAL INFORMATION
- -------            ---------------------
ITEM 1.            FINANCIAL STATEMENTS


                     Balance Sheets                                           3

                     Statements of Operations                                 5

                     Statements of Changes in Partners'
                       Capital (Deficit)                                      7

                     Statements of Cash Flows                                 8

                     Notes to Financial Statements                           10


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                                14

PART II.           OTHER INFORMATION                                         16
- --------           -----------------

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS


                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)


                                              June 30,   December 31,
                                                1996         1995
                                              --------   ------------
                               ASSETS
CASH - including restricted cash of
 $188,097 at June 30, 1996 and December
 31, 1995 - Note 1                         $   719,381   $    671,43

ACCOUNTS RECEIVABLE                              2,800         8,346

PREPAID EXPENSES                                10,779        43,115
                                           -----------   -----------
                                               732,960       722,891
                                           -----------   -----------

NOTES RECEIVABLE - Note 5                      343,283       476,985
                                           -----------   -----------

PROPERTY AND EQUIPMENT - Notes 2, 5 and 6
    Land                                     1,184,605     1,184,605
    Land improvements                        3,376,899     3,234,282
    Buildings and improvements               9,933,168     9,933,168
    Furniture and equipment                    450,936       440,317
                                           -----------   -----------
                                            14,945,608    14,792,372

  Less accumulated depreciation              6,844,286     6,540,758
                                           -----------   -----------
                                             8,101,322     8,251,614
                                           -----------   -----------
 OTHER ASSETS
   Loan costs - less accumulated
     amortization of $16,764 and
     $13,519 at June 30, 1996
     and December 31, 1995,
     respectively                               80,570        83,815
   Other                                         8,164         5,136
                                           -----------   -----------
                                                88,734        88,951
                                           -----------   -----------

                                           $ 9,266,299   $ 9,540,441
                                           ===========   ===========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                           Balance Sheets (Continued)
                                  (Unaudited)


                                             June 30,     December 31,
                                               1996           1995
                                            -----------   ------------
              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
  including $6,399 and $8,644 due to
  related parties at June 30, 1996
  and December 31, 1995, respectively      $   157,417    $   170,016

DEPOSITS AND ADVANCE RENTALS                    48,591         53,641

DEFERRED GAIN ON SALE - Note 6                 188,097        188,097

MANAGEMENT AND CONDOMINIUM CONVERSION
  FEES PAYABLE TO AFFILIATE OR RELATED
   PARTY - Note 3                              852,491        796,331


SECURED NOTE PAYABLE - Note 2                4,244,865      4,261,943
                                           -----------    -----------
                                             5,491,461      5,470,028
                                           -----------    -----------

PARTNERS' CAPITAL (DEFICIT)
  General partners                          (1,651,818)    (1,652,362)
  Limited partners, 22,719 units issued
    and outstanding                          5,426,656      5,722,775
                                           -----------    -----------
                                             3,774,838      4,070,413
                                           -----------    -----------

                                           $ 9,266,299    $ 9,540,441
                                           ===========    ===========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                            Statements of Operations
                                  (Unaudited)


                                           Six Months   Six Months
                                             Ended        Ended
                                            June 30,     June 30,
                                              1996         1995
                                           ----------   ----------
INCOME
  Rent                                     $1,104,657   $1,110,001
  Interest and dividends                       29,374       30,614
  Other                                        27,677        9,092
  Gain on sale of property and
   equipment - Note 6                               -       42,000
                                           ----------   ----------
                                            1,161,708    1,191,707
                                           ----------   ----------

EXPENSES
  Depreciation and amortization               306,773      295,382
  Interest                                    159,219      153,700
  Maintenance, repairs and supplies           131,282      121,756
  Salaries - including $9,506 and
   $10,436 paid to related parties
   in 1996 and 1995, respectively - Note 3     97,507       97,110
 Professional fees and services -
    including $31,360 and $38,277 paid
    to related parties in 1996 and 1995,
    respectively - Note 3                      92,292       84,703
  Utilities                                    90,478       89,995
  Real estate taxes                            75,885       57,748
  Management fees accrued to related
    parties - Note 3                           56,160       56,386
  Other                                        44,348       35,995
  Insurance                                    32,545       34,113
  Payroll taxes and employee benefits          20,794       17,857
                                           ----------   ----------
                                            1,107,283    1,044,745
                                           ----------   ----------

NET INCOME                                 $   54,425   $  146,962
                                           ==========   ==========

NET INCOME
  GENERAL PARTNERS                         $      544   $    1,470
                                           ==========   ==========
  LIMITED PARTNERS                         $   53,881   $  145,492
                                           ==========   ==========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                $     5.44   $    14.70
                                           ==========   ==========

INCOME PER LIMITED
  PARTNERSHIP UNIT - Note 4                $     2.37   $     6.40
                                           ==========   ==========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                            Statements of Operations
                                  (Unaudited)


                                         Three Months   Three Months
                                            Ended          Ended
                                           June 30,       June 30,
                                             1996           1995
                                         ------------   ------------
INCOME
  Rent                                     $538,163       $550,518
  Interest and dividends                     14,628         16,124
  Other                                      15,155          3,401
  Gain on sale of property and
    equipment - Note 6                            -         42,000
                                           --------       --------
                                            567,946        612,043
                                           --------       --------

EXPENSES
  Depreciation and amortization             153,372        147,691
  Interest                                   78,499         79,090
  Maintenance, repairs and supplies          80,755         65,580
  Salaries - including $5,106 and $6,127
    paid to related parties in 1996 and
    1995, respectively - Note 3              49,356         56,424
  Professional fees and services -
    including $13,781 and $16,810 paid
    to related parties in 1996 and 1995,
    respectively - Note 3                    42,422         48,462
  Utilities                                  45,032         41,516
  Real estate taxes                          37,943         16,389
  Management fees accrued to related
    parties - Note 3                         27,383         27,707
  Other                                      22,449         22,363
  Insurance                                  16,265         16,867
  Payroll taxes and employee benefits         9,835          9,137
                                           --------       --------
                                            563,311        531,226
                                           --------       --------

NET INCOME                                 $  4,635       $ 80,817
                                           ========       ========
NET INCOME
  GENERAL PARTNERS                         $     46       $    808
                                           ========       ========
  LIMITED PARTNERS                         $  4,589       $ 80,009
                                           ========       ========
INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                $   0.46       $   8.08
                                           ========       ========
INCOME PER LIMITED
  PARTNERSHIP UNIT - Note 4                $   0.20       $   3.52
                                           ========       ========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

              Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

                   For the Six Months Ended June 30, 1996 and
                      For the Year Ended December 31, 1995

                                               General        Limited
                                  Total       Partners        Partners
                               ----------    -----------    -----------
BALANCE - January 1, 1995      $4,640,780    $(1,654,328)   $6,295,108

DISTRIBUTIONS TO PARTNERS        (767,000)             -      (767,000)

NET INCOME - for the year
  ended December 31, 1995         196,633          1,966       194,667
                               ----------    -----------    ----------

BALANCE - December 31,
  1995                          4,070,413     (1,652,362)    5,722,775

DISTRIBUTIONS TO PARTNERS        (350,000)             -      (350,000)

NET INCOME - for the six
  months ended June 30,
  1996                             54,425            544        53,881
                               ----------    -----------    ----------

BALANCE - June 30, 1996        $3,774,838    $(1,651,818)   $5,426,656
                               ==========    ===========    ==========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)

                                           Six Months    Six Months
                                             Ended         Ended
                                            June 30,      June 30,
                                              1996          1995
                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Gross rents received from real estate
    operations                             $1,103,075    $1,360,469
  Cash paid to suppliers and employees -
    including $43,515 and $50,852
    paid to related parties in 1996
    and 1995, respectively                   (566,309)     (763,543)
  Interest paid                              (160,202)     (152,433)
  Interest and other income received           57,999        30,592
                                           ----------    ----------
      Net cash provided by
       operating activities                   434,563       475,085
                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment        (153,236)     (281,557)
  Payments received on notes receivable       133,702         1,369
  Sales and closing costs                           -        (3,575)
                                           ----------    ----------
      Net cash used in
       investing activities                   (19,534)     (283,763)
                                           ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                  (350,000)     (375,000)
  Principal payments on secured
    notes payable                             (17,078)      (12,480)
                                           ----------    ----------
     Net cash used in
       financing activities                  (367,078)     (387,480)
                                           ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                  47,951      (196,158)

CASH AND CASH EQUIVALENTS:
  BALANCE AT BEGINNING OF PERIOD              671,430       912,914
                                           ----------    ----------

  BALANCE AT END OF PERIOD                 $  719,381    $  716,756
                                           ==========    ==========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)
                                  (Unaudited)


                                           Six Months    Six Months
                                              Ended         Ended
                                            June 30,      June 30,
                                              1996          1995
                                           ----------    ----------

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
    Net income                               $ 54,425     $ 146,962
    Adjustments to reconcile net income
     to net cash provided by
     operating activities
        Depreciation and amortization         306,773       295,382
        Gain on sale of property and
         equipment                                  -       (42,000)
    Changes in operating assets and
     liabilities
        Decrease in accounts receivable         5,546       248,754
        Decrease in prepaid expenses           32,336        34,204
        Increase in other assets               (3,028)            -
        Decrease in accounts payable and
         accrued expenses                     (12,599)     (257,203)
        Decrease in deposits and advance
         rentals                               (5,050)       (7,400)
        Increase in management and
         condominium conversion fees
         payable to affiliate                  56,160        56,386
                                             --------     ---------

     Net cash provided by
       operating activities                  $434,563     $ 475,085
                                             ========     =========


SUPPLEMENTAL DISCLOSURE
- -----------------------

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

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                    June 30, 1996 and December 31, 1995 and
           For the Six and Three Months Ended June 30, 1996 and 1995


NOTE 1 -  BASIS OF PRESENTATION

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the six and three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

          Cash and Cash Equivalents
          -------------------------

          The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities ranging generally from one to three months. The Partnership considers all such items to be cash equivalents.

NOTE 2 -  SECURED NOTE PAYABLE

          Secured note payable at June 30, 1996 and December 31, 1995 consisted of:

                                                       June 30,     December 31,
                                                         1996           1995
                                                      ----------    ------------
          Note collateralized by a first trust
          deed, payable in monthly installments
          of $26,476, including interest until
          December 15, 1994. Thereafter, the monthly
          payment changes annually on each December
          15th. Interest accrued at 6.25% until
          February 15, 1994, and thereafter
          floats at 2.5% over the FHLB's 11th
          District Cost of Funds Index, not to
          exceed 12.9%, adjusted monthly. Unpaid
          principal and accrued interest are due
          November 15, 2008. The interest rate
          in effect at June 30, 1996 and
          December 31, 1995 was 7.34% and 7.62%,
          respectively.                               $4,244,865      $4,261,943
                                                      ==========      ==========

                                      10

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    June 30, 1996 and December 31, 1995 and
           For the Six and Three Months Ended June 30, 1996 and 1995


NOTE 3 -  TRANSACTIONS WITH RELATED PARTIES

          Pursuant to a former management agreement dated October 1, 1985, as amended, De Anza Assets, Inc., a former affiliate of the operating general partner (OGP), was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the priority distribution to the limited partners of 7% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of proceeds of the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. However, management fees payable subsequent to a consummated refinancing are not subordinated to the limited partners' priority return to the extent the subordination would have been caused by increased debt service charges. At June 30, 1996 and December 31, 1995, cumulative accrued fees of $565,022 to De Anza Assets, Inc. have been subordinated and are included in management and condominium conversion fees payable to affiliate or related party, as reflected in the balance sheets. Shortly before its sale to an affiliate of Manufactured Home Communities, Inc. (MHC), as discussed in Note 6, De Anza Assets, Inc. assigned its rights to receipt of these fees to the Gelfand Family Trust.

          On August 18, 1994, subsequent to the sale of the Mark and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 6, the property management of Warner Oaks and the two remaining spaces at San Luis Bay was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael
          D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. Management fees of $56,160 and $56,386 were accrued but not paid to Terra Vista for the six months ended June 30, 1996 and 1995, respectively. Of the $56,160, $27,383 is attributable to the three months ended June 30, 1996 (compared to $27,707 accrued for the three months ended June 30, 1995). At June 30, 1996 and December 31, 1995, cumulative accrued fees of $209,610 and $153,500, respectively, have been subordinated and are included in management and condominium conversion fees payable to affiliate or related parties, as reflected in the balance sheets. The Gelfand Family Trust has agreed to share any payment to be made to the Gelfand Family Trust for deferred management fees equally with Terra Vista until Terra Vista has been paid all outstanding deferred management fees.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    June 30, 1996 and December 31, 1995 and
           For the Six and Three Months Ended June 30, 1996 and 1995


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES (Continued)

         Pursuant to the partnership agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites sold is due to an affiliate of the OGP (see Note 5). Payment of this fee has been deferred pursuant to the partnership agreement's requirement regarding subordination to payment of the limited partners' priority return and capital contribution, the general partners' incentive interest and deferred management fees. Subordinated cumulative accrued fees of $77,809 have been included in management and condominium conversion fees payable to affiliate or related party at June 30, 1996 and December 31, 1995, as reflected in the balance sheets. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receive these fees to the Gelfand Family Trust.

         In addition, Terra Vista or an affiliate of the OGP was paid $43,515 and $50,852 during the six months ended June 30, 1996 and 1995, respectively, for performing bookkeeping, legal, regional management, computer and investor relations services necessary for the operation of the Partnership and its properties. Of the $43,515, $19,845 is attributable to the three months ended June 30, 1996 (compared to $23,943 paid for the three months ended June 30, 1995).

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

NOTE 5 - SALE OF SAN LUIS BAY MOBILE ESTATES

         On May 2, 1989, the Partnership entered into an agreement to sell San Luis Bay Mobile Estates (the 162-space mobile home community in Avila Beach, California) to the residents for an aggregate sales price of $8,850,000 and, pursuant to that agreement, subdivided the property into condominium units in 1991. The Partnership provided purchase money financing for up to 80% of the individual homesite price, payable in monthly payments, including interest at 10%, based on a loan amortization schedule of 30 years, with a balloon payment of unpaid principal and interest due at the end of seven years. At June 30, 1996 and December 31, 1995, respectively, the outstanding amounts due under such notes totaled $343,283 and $476,985. Those residents who purchased their homesites for cash received a 10% discount off their purchase price.

         The Partnership sold 160 homesites prior to 1995. The remaining two homesites are leased to tenants.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    June 30, 1996 and December 31, 1995 and
           For the Six and Three Months Ended June 30, 1996 and 1995


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

         The MHC Reserve was required by MHC and released in May 1995. Accordingly, the gain on sale has been recognized and included in net income for the six months ended June 30, 1995. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction.

         Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds, represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $230,097. As these reserves are released or expended, gain on sale will be recognized. At June 30, 1996, and December 31, 1995, $188,097 of sale proceeds have been deferred and are included in deferred gain on sale, as reflected in the balance sheets.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity
- ---------

The Partnership's quick ratios were 2.2:1 and 2.1:1, including unrestricted cash balances of $531,284 and $483,333 at June 30, 1996 and December 31, 1995, respectively. The increase in cash is due mainly to the receipt of notes receivable prepayments. The Partnership's cash balance is its immediate source of liquidity.

On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during the six months ended June 30, 1996 were approximately $435,000. Cash flow from operations has improved substantially following the August 1994 sale of The Mark (see Note 6 to the Financial Statements). The Partnership has reinstated regular operating distributions to its partners though payment of the management fees continues to be deferred in accordance with the Partnership Agreement.

Subsequent to the sale of The Mark, the Partnership continues to operate
Warner Oaks, the remaining property, which is managed by Terra Vista. The Partnership also owns two spaces at San Luis Bay Mobile Estates and various notes receivables related to that sale (see Note 5 to the Financial Statements).

As a result of the sale of The Mark, the Partnership's liquidity has improved. The Mark's income fell short of its expenses, thus with the property sold, the Partnership's income has improved which has improved liquidity. However, should it become necessary to improve liquidity further, the Partnership can reduce partner distributions, which totaled $350,000 during the six months ended June 30, 1996, arrange a short-term line of credit or refinance Warner Oaks.

In November 1993, the Partnership refinanced Warner Oaks with a variable interest rate loan. The interest rate for the initial three months was 6.25%, thereafter the loan bears interest at 250 basis points over the Eleventh District Cost of Funds with caps on the maximum annual payment change of 7.5% of the current payment, and an interest rate cap of 12.9% over the life of the loan. This loan is subject to negative amortization. Future liquidity will be affected, unfavorably or favorably, to the extent the payment rate fluctuates. At June 30, 1996, the interest rate in effect was 7.34%.

The Partnership has sold 160 of 162 spaces at San Luis Bay as of June 30, 1996 (see Note 5 to the Financial Statements). Liquidity is expected to improve as the notes receivable from the buyers of San Luis Bay spaces mature, as discussed in Note 5 to the Financial Statements. As of June 30, 1996, the amount of the notes receivable outstanding was approximately $343,000. Liquidity also improves when the notes receivable are prepaid and when additional spaces are sold.

Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Resources
- -----------------

The Partnership anticipates spending approximately $244,000 in 1996 for physical improvements at Warner Oaks, approximately $91,000 of which will be spent during the remainder of 1996. Funds for these improvements will be provided by cash generated from operations. If necessary, the Partnership can use funds from reserves from the sale proceeds of San Luis Bay, and from cash reserved for capital improvement projects.

While no decision has been made regarding when a sale of Warner Oaks would occur, the OGP believes it may be in the best interest of the Partnership to consider pursuing a sale of the property as individual condominium units rather than as a single project, in order to realize greater value. Accordingly, the Partnership is investigating converting Warner Oaks from its current apartment use to condominiums, although preliminarily, it appears that the market does not favor a conversion at this time. The Partnership will continue to monitor the market and consider pursuing a conversion if and when the condominium market improves. Such a conversion may require significant investment in the property in addition to the physical improvements normally done by the Partnership. No assurance can be given that such conversion would occur. If there is no conversion then the property would remain a single project and, at the advisable time, be sold as one.

Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's capital resources. The Partnership does not contemplate any other material changes in the mix of its capital resources, other than as described above.


Results of Operations
- ---------------------

Rental income decreased 0.5% and 2.2% during the six and three months ended June 30, 1996, over the same periods in 1995, primarily due to lower occupancy and increased rent incentives to improve occupancy. These income decreases were offset in part by rent increases to both new and continuing tenants.

Other income increased due to a negative earthquake insurance proceeds adjustment in 1995 not repeated in 1996 and increased partner transfer fees in 1996.

Expenses increased 6.0% during the six and three months ended June 30, 1996 over the same periods in 1995. Because of the recent tender offer by Moraga Capital, LLC, professional fees and services increased comprised of higher legal fees while other expenses increased due to additional investor mailings. Maintenance, repairs and supplies increased with increased apartment turnover in the second quarter of 1996. Real estate taxes were higher because 1995 included a refund of 1994 taxes in connection with the reassessment of Warner Oaks following the 1994 earthquake. Additionally, depreciation and amortization expense increased in 1996 as a result of depreciation of capitalized costs placed in service during the last twelve months.

Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.  OTHER INFORMATION



ITEM NUMBER
- -----------

  1. LEGAL PROCEEDINGS

     No new material legal proceedings were commenced during the three months ended June 30, 1996 and there are none pending.

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

                                         DE ANZA PROPERTIES - XII, LTD.
                                                  (Registrant)

                                         By  DE ANZA CORPORATION
                                             A California Corporation
                                             Operating General Partner

 Date:  August 13, 1996                  By  /s/ Michael D. Gelfand
                                             ----------------------
                                             Michael D. Gelfand
                                             President and
                                             Chief Financial Officer