Form 10-Q
period 1996-09-30
DE ANZA PROPERTIES XII LTD
filed 1996-11-13
CIK 351509

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

[_]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

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

                                YES  X   NO ___
                                    ---


     Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.0-3(b) (17 CFR 240.0-3(b)), the pages of this document have been numbered sequentially. The total number of pages contained herein is 17.

                               TABLE OF CONTENTS
                               -----------------

PART I.    FINANCIAL INFORMATION
------     ---------------------

ITEM 1.    FINANCIAL STATEMENTS

           Balance Sheets                                                  3

           Statements of Operations                                        5

           Statements of Changes in Partners'
             Capital (Deficit)                                             7

           Statements of Cash Flows                                        8

           Notes to Financial Statements                                  10

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                                     14



PART II.   OTHER INFORMATION                                              16
-------    -----------------

PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS


                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                                Balance Sheets
                                  (Unaudited)


                                                    September 30,  December 31,
                                                        1996           1995
                                                    -------------  ------------

                                     ASSETS

CASH AND CASH EQUIVALENTS - including
 restricted deposits of $159,096 and
 $188,097 at September 30, 1996 and
 December 31, 1995, respectively - Note 1            $   757,720   $   671,430

ACCOUNTS RECEIVABLE                                        8,099         8,346

PREPAID EXPENSES                                          54,375        43,115
                                                     -----------   -----------
                                                         820,194       722,891
                                                     -----------   -----------

NOTES RECEIVABLE - Note 5                                342,057       476,985
                                                     -----------   -----------

PROPERTY AND EQUIPMENT - Notes 2, 5 and 6
    Land                                               1,184,605     1,184,605
    Land improvements                                  3,430,357     3,234,282
    Buildings and improvements                         9,933,168     9,933,168
    Furniture and equipment                              454,735       440,317
                                                     -----------   -----------
                                                      15,002,865    14,792,372

  Less accumulated depreciation                        6,996,051     6,540,758
                                                     -----------   -----------
                                                       8,006,814     8,251,614
                                                     -----------   -----------

OTHER ASSETS
  Loan costs - less accumulated amortization
   of $18,386 and $13,519 at September 30, 1996
   and December 31, 1995, respectively                    78,948        83,815
  Other                                                    4,420         5,136
                                                     -----------   -----------
                                                          83,368        88,951
                                                     -----------   -----------

                                                     $ 9,252,433   $ 9,540,441
                                                     ===========   ===========


See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                          Balance Sheets (Continued)
                                  (Unaudited)


                                                    September 30,   December 31,
                                                        1996            1995
                                                    -------------   ------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
   including $12,891 and $8,644 due to
   related parties at September 30, 1996
   and December 31, 1995, respectively              $   229,027     $   170,016

DEPOSITS AND ADVANCE RENTALS                             49,296          53,641

DEFERRED GAIN ON SALE - Note 6                          159,096         188,097

MANAGEMENT AND CONDOMINIUM CONVERSION
   FEES PAYABLE TO AFFILIATE OR RELATED PARTY -
   Note 3                                               881,945         796,331

SECURED NOTE PAYABLE - Note 2                         4,233,885       4,261,943
                                                    -----------     -----------
                                                      5,553,249       5,470,028
                                                    -----------     -----------

PARTNERS' CAPITAL (DEFICIT)
  General partners                                   (1,650,824)     (1,652,362)
  Limited partners, 22,719 units issued
    and outstanding                                   5,350,008       5,722,775
                                                    -----------     -----------
                                                      3,699,184       4,070,413
                                                    -----------     -----------

                                                    $ 9,252,433     $ 9,540,441
                                                    ===========     ===========


See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                             Statements of Income
                                  (Unaudited)

                                              Nine Months     Nine Months
                                                 Ended           Ended
                                             September 30,   September 30,
                                                 1996            1995
                                             -------------   -------------

INCOME
  Rent                                       $1,685,231      $1,671,845
  Interest and dividends                         44,506          47,423
  Other                                          36,412          24,730
  Gain on sale of property and equipment
     - Note 6                                    29,001          42,000
                                             ----------      ----------
                                              1,795,150       1,785,998
                                             ----------      ----------

EXPENSES
  Depreciation and amortization                 460,160         443,073
  Interest                                      237,442         236,497
  Maintenance, repairs and supplies             187,954         190,323
  Salaries - including $13,759 and
    $15,820 paid to related parties
    in 1996 and 1995, respectively -
    Note 3                                      146,917         149,398
  Utilities                                     134,275         137,390
  Professional fees and services -
    including $47,766 and $54,698 paid
    to related parties in 1996 and 1995,
    respectively - Note 3                       125,372         109,870
  Real estate taxes                             114,940          96,622
  Management fees accrued to related
    parties - Note 3                             85,614          84,775
  Other                                          69,356          68,916
  Insurance                                      48,363          51,066
  Payroll taxes and employee benefits            30,986          26,690
                                             ----------      ----------
                                              1,641,379       1,594,620
                                             ----------      ----------

NET INCOME                                   $  153,771      $  191,378
                                             ==========      ==========

NET INCOME
  GENERAL PARTNERS                           $    1,538      $    1,914
                                             ==========      ==========
  LIMITED PARTNERS                           $  152,233      $  189,464
                                             ==========      ==========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                  $    15.38      $    19.14
                                             ==========      ==========

INCOME PER LIMITED
  PARTNERSHIP UNIT - Note 4                  $     6.70      $     8.34
                                             ==========      ==========

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                             Statements of Income
                                  (Unaudited)

                                               Three Months    Three Months
                                                   Ended           Ended
                                               September 30,   September 30,
                                                   1996            1995
                                               -------------   -------------

INCOME
   Rent                                        $580,574        $561,844
   Interest and dividends                        15,132          16,809
   Other                                          8,735          15,638
   Gain on sale of property and equipment
     - Note 6                                    29,001               -
                                               --------        --------
                                                633,442         594,291
                                               --------        --------

EXPENSES
   Depreciation and amortization                153,387         147,691
   Interest                                      78,223          82,797
   Maintenance, repairs and supplies             56,672          68,567
   Salaries - including $4,253 and $5,384
     paid to related parties in 1996 and
     1995, respectively - Note 3                 49,410          52,288
   Utilities                                     43,797          47,395
   Professional fees and services -
     including $16,406 and $16,421 paid
     to related parties in 1996 and 1995,
     respectively - Note 3                       33,080          25,167
   Real estate taxes                             39,055          38,874
   Management fees accrued to related
     parties - Note 3                            29,453          28,389
   Other                                         25,009          32,921
   Insurance                                     15,818          16,953
   Payroll taxes and employee benefits           10,192           8,833
                                               --------        --------
                                                534,096         549,875
                                               --------        --------

NET INCOME                                     $ 99,346        $ 44,416
                                               ========        ========

NET INCOME
  GENERAL PARTNERS                             $    993        $    444
                                               ========        ========
  LIMITED PARTNERS                             $ 98,353        $ 43,972
                                               ========        ========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                    $   9.93        $   4.44
                                               ========        ========

INCOME PER LIMITED
  PARTNERSHIP UNIT - Note 4                    $   4.33        $   1.94
                                               ========        ========


See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

             Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

               For the Nine Months Ended September 30, 1996 and
                     For the Year Ended December 31, 1995


                                                      General        Limited
                                         Total        Partners      Partners
                                      -----------   ------------   -----------

BALANCE - January 1, 1995             $4,640,780    $(1,654,328)   $6,295,108

DISTRIBUTIONS TO PARTNERS               (767,000)             -      (767,000)

NET INCOME - for the year
  ended December 31, 1995                196,633          1,966       194,667
                                      ----------    -----------    ----------

BALANCE - December 31,
  1995                                 4,070,413     (1,652,362)    5,722,775

DISTRIBUTIONS TO PARTNERS               (525,000)             -      (525,000)

NET INCOME - for the nine
  months ended September 30,
  1996                                   153,771          1,538       152,233
                                      ----------    -----------    ----------

BALANCE - September 30, 1996          $3,699,184    $(1,650,824)   $5,350,008
                                      ==========    ===========    ==========

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                           Statements of Cash Flows
                                  (Unaudited)

                                              Nine Months      Nine Months
                                                 Ended            Ended
                                             September 30,    September 30,
                                                  1996             1995
                                             --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Gross rents received from real estate
    operations                               $1,679,250       $ 1,930,645
  Cash paid to suppliers and employees -
    including $65,194 and $75,665
    paid to related parties in 1996
    and 1995, respectively                     (807,505)       (1,048,306)
  Interest paid                                (238,503)         (235,082)
  Interest and other income received             81,671            45,865
                                             ----------       -----------

    Net cash provided by
      operating activities                      714,913           693,122
                                             ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment          (210,493)         (320,223)
  Payments received on notes receivable         134,928             6,940
  Sales and closing costs                             -            (3,575)
                                             ----------       -----------

    Net cash used in
      investing activities                      (75,565)         (316,858)
                                             ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                    (525,000)         (550,000)
  Principal payments on secured
    notes payable                               (28,058)          (13,589)
                                             ----------       -----------

    Net cash used in
      financing activities                     (553,058)         (563,589)
                                             ----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    86,290          (187,325)

CASH AND CASH EQUIVALENTS:
  BALANCE AT BEGINNING OF PERIOD                671,430           912,914
                                             ----------       -----------

  BALANCE AT END OF PERIOD                   $  757,720       $   725,589
                                             ==========       ===========


See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                     Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                 Nine Months      Nine Months
                                                    Ended            Ended
                                                 September 30,    September 30,
                                                     1996             1995
                                                --------------   --------------

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
    Net income                                  $153,771         $ 191,378
    Adjustments to reconcile net income
     to net cash provided by
     operating activities
      Depreciation and amortization              460,160           443,073
      Gain on sale of property and equipment     (29,001)          (42,000)
    Changes in operating assets and
     liabilities
      Decrease in accounts receivable                247           244,737
      Increase in prepaid expenses               (11,260)          (13,679)
      Decrease in other assets                       716                 -
      Increase (decrease) in accounts payable
       and accrued expenses                       59,011          (202,937)
      Decrease in deposits and advance
       rentals                                    (4,345)          (12,225)
      Increase in management and
       condominium conversion fees
       payable to affiliate                       85,614            84,775
                                                --------         ---------
          Net cash provided by
            operating activities                $714,913         $ 693,122
                                                ========         =========


SUPPLEMENTAL DISCLOSURE
-----------------------

During the nine months ended September 30, 1995, the MHC cash reserve of $42,000 was released from restricted cash and the Partnership recognized a gain on that portion of the 1994 sale proceeds.

During the nine months ended September 30, 1996, $29,001 of the Independent Committee cash reserve was released from restricted cash and the Partnership recognized a gain on that portion of the 1994 sale proceeds.

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                 September 30, 1996 and December 31, 1995 and
        For the Nine and Three Months Ended September 30, 1996 and 1995


NOTE 1 -  BASIS OF PRESENTATION

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the nine and three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

          Cash and Cash Equivalents
          -------------------------

          The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities ranging generally from one to three months. The Partnership considers all such items to be cash equivalents.

NOTE 2 -  SECURED NOTE PAYABLE

          Secured note payable at September 30, 1996 and December 31, 1995 consisted of:

                                                 September 30,   December 31,
                                                     1996            1995
                                                 -------------   ------------
 Note collateralized by a first trust
 deed, payable in monthly installments
 of $26,476, including interest until
 December 15, 1994. Thereafter, the
 monthly payment changes annually on
 each December 15th. Interest accrued
 at 6.25% until February 15, 1994, and
 thereafter floats at 2.5% over the
 FHLB's 11th District Cost of Funds
 Index, not to exceed 12.9%, adjusted
 monthly. Unpaid principal and accrued
 interest are due November 15, 2008.
 The interest rate in effect at
 September 30, 1996 and December 31,
 1995 was 7.32% and 7.62%, respectively.         $4,233,885      $4,261,943
                                                 ----------      ----------


                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                  September 30, 1996 and December 31, 1995 and
        For the Nine and Three Months Ended September 30, 1996 and 1995


NOTE 3 -  TRANSACTIONS WITH RELATED PARTIES

          Pursuant to a former management agreement dated October 1, 1985, as amended, De Anza Assets, Inc., a former affiliate of the operating general partner (OGP), was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the priority distribution to the limited partners of 7% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of proceeds of the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. However, management fees payable subsequent to a consummated refinancing are not subordinated to the limited partners' priority return to the extent the subordination would have been caused by increased debt service charges. At September 30, 1996 and December 31, 1995, cumulative accrued fees of $565,022 to De Anza Assets, Inc. have been subordinated and are included in management and condominium conversion fees payable to affiliate or related party, as reflected in the balance sheets. Shortly before its sale to an affiliate of Manufactured Home Communities, Inc. (MHC), as discussed in Note 6, De Anza Assets, Inc. assigned its rights to receipt of these fees to the Gelfand Family Trust.

          On August 18, 1994, subsequent to the sale of the Mark and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 6, the property management of Warner Oaks and the two remaining spaces at San Luis Bay was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael
          D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. Management fees of $85,614 and $84,775 were accrued but not paid to Terra Vista for the nine months ended September 30, 1996 and 1995, respectively. Of the $85,614, $29,453 is attributable to the three months ended September 30, 1996 (compared to $28,389 accrued for the three months ended September 30, 1995). At September 30, 1996 and December 31, 1995, cumulative accrued fees to Terra Vista of $239,114 and $153,500, respectively, have been subordinated and are included in management and condominium conversion fees payable to affiliate or related parties, as reflected in the balance sheets. The Gelfand Family Trust has agreed to share any payment to be made to the Gelfand Family Trust for deferred management fees equally with Terra Vista until Terra Vista has been paid all outstanding deferred management fees.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                 September 30, 1996 and December 31, 1995 and
        For the Nine and Three Months Ended September 30, 1996 and 1995

NOTE 3 -  TRANSACTIONS WITH RELATED PARTIES (Continued)

          Pursuant to the partnership agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites sold is due to an affiliate of the OGP (see Note 5). Payment of this fee has been deferred pursuant to the partnership agreement's requirement regarding subordination to payment of the limited partners' priority return and capital contribution, the general partners' incentive interest and deferred management fees. Subordinated cumulative accrued fees of $77,809 have been included in management and condominium conversion fees payable to affiliate or related party at September 30, 1996 and December 31, 1995, as reflected in the balance sheets. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receive these fees to the Gelfand Family Trust.

          In addition, Terra Vista or an affiliate of the OGP was paid $65,194 and $75,665 during the nine months ended September 30, 1996 and 1995, respectively, for performing bookkeeping, legal, regional management, computer and investor relations services necessary for the operation of the Partnership and its properties. Of the $65,194, $21,679 is attributable to the three months ended September 30, 1996 (compared to $24,813 paid for the three months ended September 30, 1995).

NOTE 4 -  INCOME PER 1% GENERAL PARTNER INTEREST AND LIMITED PARTNERSHIP UNIT

          Income per limited partnership unit is computed based on the limited partners' share of net income as shown on the Statements of Income and Changes in Partners' Capital (Deficit) and the number of limited partnership units outstanding (22,719 units). The general partners' share of net income has not been included in this computation. Income per 1% general partner interest is computed based on the general partners' share of net income as shown on the Statements of Operations and Changes in Partners' Capital (Deficit).

NOTE 5 -  SALE OF SAN LUIS BAY MOBILE ESTATES

          On May 2, 1989, the Partnership entered into an agreement to sell San Luis Bay Mobile Estates (the 162-space mobile home community in Avila Beach, California) to the residents for an aggregate sales price of $8,850,000 and, pursuant to that agreement, subdivided the property into condominium units in 1991. The Partnership provided purchase money financing for up to 80% of the individual homesite price, payable in monthly payments, including interest at 10%, based on a loan amortization schedule of 30 years, with a balloon payment of unpaid principal and interest due at the end of seven years. At September 30, 1996 and December 31, 1995, respectively, the outstanding amounts due under such notes totaled $342,057 and $476,985. Those residents who purchased their homesites for cash received a 10% discount off their purchase price. The Partnership sold 160 homesites prior to 1995. The remaining two homesites are leased to tenants.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                 September 30, 1996 and December 31, 1995 and
        For the Nine and Three Months Ended September 30, 1996 and 1995


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

          The MHC Reserve was required by MHC and released in May 1995. Accordingly, the gain on sale has been recognized and included in net income for the nine months ended September 30, 1995. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction. In August 1996, $29,001 of the Independent Committee Reserve was released. Thus, the gain on sale has been recognized and included in net income for the nine months ended September 30, 1996.

          Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds, represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $230,097. As these reserves are released or expended, gain on sale will be recognized. At September 30, 1996, and December 31, 1995, $159,096 and $188,097, respectively, of sale proceeds have been deferred and are included in deferred gain on sale, as reflected in the balance sheets.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity
---------


The Partnership's quick ratios were 1.9:1 and 2.1:1, including unrestricted cash balances of $598,624 and $483,333 at September 30, 1996 and December 31, 1995, respectively. The increase in cash is due mainly to the receipt of notes receivable prepayments. The Partnership's cash balance is its immediate source of liquidity.

On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during the nine months ended September 30, 1996 were approximately $715,000. Cash flow from operations has improved substantially following the August 1994 sale of The Mark (see Note 6 to the Financial Statements). The Partnership has reinstated regular operating distributions to its partners though payment of the management fees continues to be deferred in accordance with the Partnership Agreement.

Subsequent to the sale of The Mark, the Partnership continues to operate
Warner Oaks, the remaining property, which is managed by Terra Vista. The Partnership also owns two spaces at San Luis Bay Mobile Estates and various notes receivables related to that sale (see Note 5 to the Financial Statements).

As a result of the sale of The Mark, the Partnership's liquidity has improved. The Mark's income fell short of its expenses, thus with the property sold, the Partnership's income has improved which has improved liquidity. However, should it become necessary to improve liquidity further, the Partnership can reduce partner distributions, which totaled $525,000 during the nine months ended September 30, 1996, arrange a short-term line of credit or refinance Warner Oaks.

In November 1993, the Partnership refinanced Warner Oaks with a variable interest rate loan. The interest rate for the initial three months was 6.25%, thereafter the loan bears interest at 250 basis points over the Eleventh District Cost of Funds with caps on the maximum annual payment change of 7.5% of the current payment, and an interest rate cap of 12.9% over the life of the loan. This loan is subject to negative amortization. Future liquidity will be affected, unfavorably or favorably, to the extent the payment rate fluctuates. At September 30, 1996, the interest rate in effect was 7.32%.

The Partnership has sold 160 of 162 spaces at San Luis Bay as of September 30, 1996 (see Note 5 to the Financial Statements). Liquidity is expected to improve as the notes receivable from the buyers of San Luis Bay spaces mature, as discussed in Note 5 to the Financial Statements. As of September 30, 1996, the amount of the notes receivable outstanding was approximately $342,000.
Liquidity also improves when the notes receivable are prepaid and when additional spaces are sold.

Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Capital Resources
-----------------


The Partnership anticipates spending approximately $244,000 in 1996 for physical improvements at Warner Oaks, approximately $34,000 of which will be spent during the remainder of 1996. Funds for these improvements will be provided by cash generated from operations.

Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's capital resources. The Partnership does not contemplate any other material changes in the mix of its capital resources, other than as described above.



Results of Operations
---------------------


Rental income increased 0.8% and 3.3% during the nine and three months ended September 30, 1996, over the same periods in 1995, primarily due to improved third quarter occupancy but also due to higher rental rates and reduced uncollectible rent. These income increases were offset in part by lower occupancy in the first half of 1996 and increased rent incentives to improve occupancy.

Other income increased due to a negative earthquake insurance proceeds adjustment in 1995 not repeated in 1996 and increased partner transfer fees in 1996.

Expenses increased 2.9% during the nine months ended September 30, 1996 and decreased 2.9% during the three months ended September 30, 1996 over the same periods in 1995. Because of the April 1996 tender offer by Moraga Gold, LLC, professional fees and services increased, comprised of higher legal fees. Real estate taxes were higher because 1995 included a refund of 1994 taxes in connection with the reassessment of Warner Oaks following the 1994 earthquake. Additionally, depreciation and amortization expense increased in 1996 as a result of depreciation of capitalized costs placed in service during 1995. The increases were offset in part by lower costs for maintenance, repairs and supplies in the third quarter of 1996 largely as a result of air conditioning repairs prompted by an extended heat-wave in 1995 not repeated in 1996.

Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.  OTHER INFORMATION



ITEM NUMBER
-----------


 1.  LEGAL PROCEEDINGS

     No new material legal proceedings were commenced during the three months ended September 30, 1996 and there are none pending.

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



                                       DE ANZA PROPERTIES - XII, LTD.
                                                 (Registrant)




                                       By  DE ANZA CORPORATION
                                           A California Corporation
                                           Operating General Partner




Date:  November 13, 1996               By  /s/ Michael D. Gelfand
                                           ----------------------
                                           Michael D. Gelfand
                                           President and
                                             Chief Financial Officer