Form 10-K405
period 1996-12-31
DE ANZA PROPERTIES XII LTD
filed 1997-03-26
CIK 351509

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the Year Ended December 31, 1996

[_] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

          Securities registered pursuant to Section 12 (b) of the Act:

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

                               Yes [X]   No [_]

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

 Page 1 of 47 pages contained herein.  Exhibit Index located on page 17 herein.

                                    PART I.


ITEM 1.   BUSINESS.
          --------

          The registrant, De Anza Properties-XII, Ltd. (the "Partnership")/1/ is a limited partnership formed on December 2, 1980 under the California Uniform Limited Partnership Act to acquire, develop, maintain and operate income-producing residential real estate properties, including apartment complexes and mobile home parks, and to engage in general business activities related thereto.

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

-------------------------
/1/ A Registration Statement (File No. 2-71144) was filed on behalf of the Partnership by its general partners (the "General Partners"), and the securities offered and sold thereunder were units of limited partnership interests.

ITEM 2.   PROPERTIES.
          ----------

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

          WARNER OAKS APARTMENTS. "Warner Oaks" is a 227-unit, 7-acre mixed-aged apartment complex located in the Warner Center area of Woodland Hills, a Los Angeles, California suburban community. Warner Center is a planned development of owner-occupied residences, apartment properties, high-rise office buildings, first-class hotels and two major shopping malls. The community offers private tennis courts, an outdoor swimming pool and spa, and a complete fitness center with a full circuit of Nautilus equipment, a video aerobics studio and a tanning bed. Warner Oaks is a fully enclosed, gated community, most of the residents of which are professionals and white-collar workers who work in the immediate area. The Property offers six-month and twelve-month leases. Rental rates include water and sewer service; residents are billed separately for electricity and gas. The Partnership is currently in the process of listing Warner Oaks with a national real estate brokers for sale in 1997; although, there can be no assurance that Warner Oaks will be sold in 1997.

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

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

          In March 1994, the Lees, residents of The Mark, filed a complaint with the Arizona Attorney General - Civil Rights Division alleging housing discrimination. On December 21, 1994, the Partnership entered into a Conciliation Agreement with the Arizona Attorney General and a Settlement Agreement with the Lees. Pursuant to the terms of those Agreements, the Partnership paid the Lees $100,000 and the Arizona Attorney General $3,657. All claims against the Partnership were dismissed. The Partnership has engaged counsel to pursue its claim against counsel that represented the Partnership in this matter. On March 13, 1996 the Partnership filed a complaint against the Partnership's former counsel alleging negligence which complaint is still pending.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
          ---------------------------------------------------

          No matter was submitted during the quarter ended December 31, 1996.

                                    PART II.


ITEM 5.   MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
          ------------------------------------------------------------------
          MATTERS.
          -------

          (a)  Market Information.
               ------------------

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

          (b)  Holders.
               -------
          As of December 31, 1996, the approximate number of Unit holders is 1,603.

          (c)  Dividends.
               ---------

          The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions from operations determined by the Operating General Partner on a quarterly basis. During 1996 and 1995, $700,000 and $725,000 ($30.87 and $31.91 per interest held), respectively, was distributed to the Limited Partners from operations.

          During 1996, 1994, 1992 and 1991, $135,000, $370,540, $180,000 and
$3,450,000 ($5.94, $16.31, $7.92 and $151.86 per interest held), respectively, was distributed to the Limited Partners from the sale proceeds of San Luis Bay. No distributions from sale proceeds of San Luis Bay were made in 1995. In addition, during 1996, 1995 and 1994, $29,000, $42,000 and $1,116,460 ($1.28,
$1.85 and $49.14 per interest held), respectively, was distributed to the Limited Partners from sale proceeds of The Mark.

ITEM 6.      SELECTED FINANCIAL DATA.
             -----------------------

          The following table sets forth in comparative tabular form a summary of selected financial data for each of the Partnership's last five years:


                                                                Years ended December 31,
                                              1996          1995         1994           1993           1992
                                           ----------   -----------   ------------   ------------   ------------
Operating revenues:                        $2,363,283    $2,344,863   $ 2,925,056    $ 3,028,062    $ 3,244,548

Gain (loss) on sale of property and
 equipment:                                    29,001        42,000       (67,041)       153,751         74,951

Net income (loss) from continuing
 operations:                                  379,819       196,633      (491,194)      (827,239)      (349,948)

Net income (loss) from continuing
 operations per limited partnership
 interest /1/:                                  16.55          8.57        (18.38)        (30.95)        (13.09)

Total assets:                               8,905,871     9,540,441    10,341,663     15,724,774     15,953,844

Long-term obligations:                      4,222,320     4,261,943     4,278,706      8,319,038      7,818,477

Cash distributions per partnership
 interest:
1.  Limited Partner/2/:                         38.03         33.76         65.45              -          15.84
2.  General Partner:                                -             -             -              -              -

-------------------------
Assets have been disposed of during the periods presented above which materially affect the comparability reflected in the selected financial data. The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

/1/ Net income (loss) from continuing operations per limited partnership interest is based on the number of such interests outstanding (22,719 units) during each year.

/2/ Cash distributions per limited partnership interest are based on the number of such interests outstanding (22,719 units) during each year.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

     (1)  Liquidity.
          ---------

          The Partnership's quick ratios were 2.4:1 and 2.1:1 including unrestricted cash balances of $472,502 and $483,333 at December 31, 1996 and December 31, 1995, respectively. Cash balances declined with the reduction of accounts payable which also increased the quick ratio. The Partnership's cash balance is its immediate source of liquidity.

          On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during 1996 was approximately $920,000. Cash flow from operations has improved substantially following the sale of The Mark, as described in Item 8, Note 3 to the financial statements. The Partnership has reinstated regular operating distributions to its Limited Partners though payment of management fees continues to be deferred in accordance with the Partnership Agreement.

          As a consequence of the sale of The Mark, three reserve accounts were established as follows:

          1) The MHC Reserve in the amount of $42,000 was established as a requirement of the Amended Acquisition Agreement by and between MHC and the Partnership. The funds were released in 1995 in full and distributed to the Limited Partners.

          2) The General Reserve is maintained in a separate interest bearing trust account, pursuant to the terms of a trust agreement between the Partnership, as the beneficiary, and Mr. Gelfand as trustee, with an all cash fund in the amount of $130,094. Pursuant to the terms of a contribution agreement entered into among all of the partnerships and/or liquidating trusts, whose properties were acquired in the MHC transaction described above, funds in the General Reserve may be used to discharge or satisfy the Partnership's pro rata portion of any contingent liabilities of any of the liquidating trusts or partnerships, and to discharge or satisfy any liabilities of Mr. Gelfand and his affiliates. Such liabilities may include any legal expenses incurred by the liquidating trusts, the partnerships, Mr. Gelfand and his affiliates personally, in the defense or resolution of any claim or action arising out of the MHC transaction, including claims arising out of indemnification obligations. In August 1997, assuming no claims are threatened or pending, all funds remaining in the General Reserve will be released to the Partnership.

          3) The amount of the Independent Committee Reserve for the Partnership was initially $58,003. The funds held in the Independent Committee Reserve are invested in an interest bearing account (but not in derivative securities) pursuant to the terms of the Independent Committee Trust Agreement, between the Partnership as beneficiary, and Citicorp Trust N.A. as trustee, for the benefit of the Partnership's Independent Committee. Pursuant to the terms of a contribution agreement among all of the partnerships/liquidating trusts, each partnership/liquidating trust (including the Partnership) will contribute a pro rata portion of any claim for indemnification made by the Independent Committee regardless of which specific partnership or partnerships, if less than all, a claim relates to. In August 1996,

$29,001 of the reserve was released to the Partnership from the Independent Committee Reserve and assuming no claims against the Independent Committee Reserve have been made or threatened, the remaining $29,002, will be released in August 1997. The Independent Committee in its sole discretion may extend the term of the Independent Committee Trust for an additional year.

          In the future, liquidity may improve to the extent that funds are released from the General Reserve and/or the Independent Committee Reserve.

          The Partnership continues to operate Warner Oaks along with two spaces at San Luis Bay which are managed by Terra Vista Management, Inc., which is wholly owned by Mr. Michael D. Gelfand, the president of the Operating General Partner.

          As a result of the sale of The Mark, the Partnership's liquidity has improved. The Mark's income fell short of its expenses during the period of ownership in 1994. Thus, with the Property sold, the Partnership's income has improved which has improved liquidity and allowed recommencement of regular operating distributions to the Limited Partners. However, should it become necessary to improve liquidity further, the Partnership can reduce operating distributions, which totaled $700,000 in 1996, arrange a short-term line of credit or refinance Warner Oaks.

          The Partnership is currently listing Warner Oaks with a national real estate broker for sale in 1997. A sale and distribution of the proceeds would leave the Partnership with only its 2 spaces at San Luis Bay, notes receivable and reserves as assets. This would reduce the Partnership's liquidity.

          In November 1993, the Partnership refinanced Warner Oaks with a variable interest rate loan. The interest rate varies monthly at 250 basis points over the Eleventh District Cost of Funds with a limit on the maximum annual payment change of 7.5% of the current payment, and an interest rate maximum of 12.9% over the term of the loan. This loan is subject to negative amortization. Future liquidity will be affected, unfavorably or favorably, to the extent the pay rate fluctuates. At December 31, 1996, the interest rate in effect was 7.34% and the principal balance was $4,222,320.

          Warner Oaks incurred moderate damage from the January 17, 1994 earthquake, which epicenter was approximately ten miles from the property. The repairs to the property have been completed at a cost of approximately $1,887,000. The Property was covered by earthquake insurance, including business interruption insurance with a deductible of 5% of the building value on a per-building basis. The Partnership funded the insurance deductible and non-reimbursable expenses of approximately $600,000, out of reserves. Lost revenue of approximately $308,000 as a result of the damaged units, was recovered from the insurance company, $133,000 in 1994 and $175,000 in 1995.

          The Partnership has sold 160 of 162 spaces at San Luis Bay as of December 31, 1996 (see Item 8, Note 3 to the Financial Statements, which is incorporated herein by reference). Liquidity will improve as the notes receivable from the buyers of San Luis Bay spaces mature, as discussed in Item 8, Note 3 to the Financial Statements. As of December 31, 1996, the amount of the notes receivable outstanding was approximately $302,000. Liquidity also improves when the notes receivable are prepaid and when additional spaces are sold. During 1996, four notes were prepaid.

          Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.

      (2) Capital Resources.
          -----------------

          The Partnership anticipates spending approximately $139,000 in 1997 for physical improvements at its Properties compared with approximately $232,000 in 1996. Funds for these improvements will be provided by cash generated from operations.

          As described above, the Partnership is seeking to sell Warner Oaks in 1997. No assurance can be given that such a sale will occur; however, if it does then the Partnership will own only its 2 spaces at San Luis Bay, notes receivable and reserves as significant assets. The Partnership would endeavor to dispose of or collect these assets and liquidate as soon as practical.

          Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's capital resources. The Partnership does not contemplate any material changes in the mix of its capital resources other than as described above.

     (3)  Results of Operations.
          ---------------------

          Since The Mark was sold on August 18, 1994, a comparison of operations for 1995 and 1994 would not be meaningful. However, excluding the operations of The Mark, a comparison can be made.

          Rental income was the same in 1996 as in 1995 and 1994 (including insurance reimbursement in 1994 for lost rents due to the earthquake damage). Excluding insurance reimbursement for lost rents at Warner Oaks, average occupancy for the last three years is as follows:

                               Average Occupancy
                             --------------------
                             1996    1995    1994
                             ----    ----    ----
Warner Oaks                   93%     93%     79%

          Management anticipates stable occupancy for the foreseeable future. The recent recession in Southern California is expected to hold down rents at Warner Oaks, but is not expected to affect occupancy rates which are high and which are expected to remain high.

          Interest income decreased in 1996 over 1995 and in 1995 over 1994 due to declining cash balances. Additionally, gains on the sale of two spaces at San Luis Bay in 1994 were not repeated in 1995 or 1995.

          Expenses during 1996 decreased 8.1% over 1995. The Partnership ceased accruing management fees in 1996 due to the unlikelihood that they will be paid (prior years' fees were accrued but not paid) according to their subordination to limited partner Priority Return distributions. Also in 1996, an adjustment was made to reduce previous earthquake losses to actual costs. Real estate taxes increased due to earthquake related reductions in 1995 not repeated in 1996. Payroll taxes and employee benefits increased because of higher workers compensation insurance rates and adjustments of prior years' costs. Lastly, insurance premiums decreased with a more competitive market for earthquake and other coverage.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

          See Index to Financial Statements set forth in Item 14 of this Annual Report on Form 10-K. The material contained in such Financial Statements, Notes and Supplementary Schedules is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
          ---------------------------------------------------

     (a)  General Partners
          ----------------

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

Name of General Partners                                Age
------------------------                                ---
De Anza Corporation
(Operating General Partner)                             N/A

Herbert M. Gelfand                                       65

David G. Licht                                           72

DZA Equities - XII, Ltd.                                N/A

Name of Directors/Key Executive Officers
of De Anza Corporation, Operating
General Partner                                         Age
------------------------                                ---
Michael D. Gelfand                                       42

Sheila M. Schrank                                        41

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

          Herbert M. Gelfand served as the Operating General Partner of the Partnership from its inception until June 14, 1990, and currently serves as a general partner of five affiliated partnerships. Mr. Gelfand is currently the Operating General Partner of four of the five affiliated partnerships, the first of which was formed in 1969. Mr. Gelfand was also the founder, and together with his wife, Beverly J. Gelfand, were the principal shareholders of De Anza Group, Inc. which was sold August 18, 1994. Mr. Gelfand served as its Chairman of the Board of Directors until its sale. From 1986 to 1990, Mr. Gelfand was also its Chief Executive Officer. Mr. Gelfand served as the Chairman of the Board of Directors of De Anza Corporation since its inception. He is a member of the Bar of the State of California and was engaged in the private practice of law from 1956 through 1977 and from 1970 until 1975, Mr. Gelfand was a partner in the predecessor to the firm of Benjamin and Susman, a Law Corporation (and thereafter was counsel to that firm until 1977), which predecessor law firm performed legal services for all but one of the affiliated partnerships. Mr. Gelfand is married to Beverly J. Gelfand, who served as a director of De Anza Group, Inc. until its sale, and is the father of Michael D. Gelfand, Director, President, Chief Financial Officer and Treasurer of De Anza Corporation.

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

          Michael D. Gelfand is a director, President, Chief Financial Officer and Treasurer of De Anza Corporation and is President and sole shareholder of Terra Vista Management, Inc., a real estate management company that currently manages Warner Oaks and properties owned by other affiliated partnerships. Mr. Gelfand joined De Anza Group, Inc. in 1978 and is the son of Herbert M. Gelfand and Beverly J. Gelfand. He received a B.S. degree from Claremont Men's College in 1977. Mr. Gelfand is a previous member of the Board of Directors of the National Campground Owner's Association, and is a licensed NASD General Securities Principal.

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

     (b)  Independent Committee.
          ---------------------

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

          Frederick M. Nicholas, age 75, is President and the principal shareholder of The Hapsmith Company since it was formed. The Hapsmith Company specialized in commercial real estate development. Mr. Nicholas attended the University of Southern California, where he received an AB degree in 1947 and a JD degree in 1952. Mr. Nicholas was the Chairman of the Board of Trustees for the Museum of Contemporary Art, Los Angeles, California.

          Arthur W. Schmutz, age 74, has been a partner at Gibson, Dunn & Crutcher, a law firm, from 1960 to 1986 and an advisory partner at the same law firm from 1987 to the present. Mr. Schmutz has been practicing law in California since 1953 and his areas of specialty include securities, real estate, corporate and general commercial law. He received his AB degree from Johns Hopkins University in 1949 and an LLB degree from Harvard Law School in 1952.

          Ira Yellin, age 56, served as Executive Vice President of The Hapsmith Company from 1975 to 1985. From 1985 to 1997, he was the President and principal shareholder of The Yellin Company, which is engaged in general real estate investment, development and management. Currently, Mr. Yellin is Senior Vice President of Catellus Development Corp. Mr. Yellin received an AB degree from Princeton University in 1962. He also received an LLB degree from Harvard Law School in 1965 and an LLM degree from the University of California, Berkeley, in 1966.

          Based upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Partnership, no person failed to timely file a report required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

          The Partnership does not have directors, a chief executive officer or any other executive officers. None of the General Partners of the Partnership received compensation (including distributions) exceeding $100,000 each from the Partnership during the years ended December 31, 1996, 1995 and 1994. There was no compensation (including distributions) paid by the Partnership to the Operating General Partner's President. None of the four most highly compensated officers of the Operating General Partner received reimbursement from the Partnership exceeding $100,000 each during the years ended December 31, 1996, 1995 and 1994.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.
          -----------------------------------------------

                                                                Amount & Nature of
Title of Class                  Name of Beneficial Owner        Beneficial Ownership     Percent of Class
--------------                  ------------------------        --------------------     ----------------

Limited Partnership
Interests:                     Moraga Gold, LLC
                               MacKenzie Patterson              4,559 UNITS/1/           20.1%/1/
                               1640 School Street, #100         DIRECT
                               Moraga, CA 94556

     (b) Security Ownership of Management.
         --------------------------------

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
                                                                DIRECT

Economic
Assignment of
General Partner
Interest:                       DME, Ltd.                       39.6%                    39.6%
                                                                DIRECT

                                Gelfand Family Trust            0.4%                     0.4%
                                                                TTEE
                                                                ------                   ------
                                All General Partners
                                and directors/key
                                executive officers of
                                De Anza Corporation as
                                a group (7):                    90.00%/2/                90.00%/2/
                                                                ======                   ======

-------------------------
/1/ Moraga Gold, LLC, and its affiliates, reported in Schedule 14D-1, dated February 7, 1997, that it is the beneficial owner of 4,559 Units.

/2/ Beneficial Ownership excludes the assignment by a Beneficial Owner of any economic interests to others; however, it does include the economic interest if the Beneficial Owner is the assignee.

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

     (c)  Changes in Control.
          ------------------

          None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

          For the year ended December 31, 1996, Terra Vista Management, Inc., or an affiliate of the Operating General Partner was not paid management fees but was reimbursed $85,138 for the cost of goods and services provided that were necessary for the operation of the Partnership and its Properties. A portion of the foregoing fees were for compensation to executives as set forth in Item 11 above. Were the management fees not subordinated to the distribution of the limited partners' Priority Return, approximately $115,418 would have been paid. See Item 8, Note 6 to the Financial Statements for discussion of Terra Vista Management, Inc.'s affiliation with the Partnership and actual transaction amounts which is incorporated herein by reference.



                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

     (a)  1.   Index to Financial Statements for the years ended December 31,
1996, 1995, and 1994 that are filed as part of this report:

                                                                          PAGE
                                                                          ----
Independent Auditor's Report............................................   23

Balance Sheets, December 31, 1996 and 1995..............................   24

Statements of Operations for the years ended December 31, 1996,
  1995 and 1994.........................................................   26

Statements of Changes in Partners' Capital (Deficit) for the
  period January 1, 1994 to December 31, 1996...........................   27

Statements of Cash Flows for the years ended December 31, 1996,
  1995 and 1994.........................................................   28

Notes to Financial Statements...........................................   30

Schedules of Projects' Operations for the years ended
  December 31, 1996, 1995 and 1994......................................   43

Schedule of Distributable Income, Partners' Distributions and
  Reserves for the years ended December 31, 1996, 1995 and 1994.........   46

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

     (b)  Reports on Form 8-K.

          None.

     (c) The information set forth in Item 14(a) (3) of this Annual Report on Form 10-K is incorporated herein by reference.

     (d) All information required by Regulation S-X will be furnished by the Partnership to its partners in its annual report. Therefore, this Item is not applicable.

                                  SIGNATURES
                                  ----------

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

Date:  March 26, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By     /s/ Herbert M. Gelfand
       ----------------------
       Herbert M. Gelfand, Chairman of the Board Of Directors of De Anza Corporation, the Operating General Partner

Date:  March 26, 1997


By     /s/ Michael D. Gelfand
       ----------------------
       Michael D. Gelfand
       Director of De Anza Corporation, the Operating General Partner

Date:  March 26, 1997


By     /s/ David Licht
       ---------------
       David Licht
       Director of De Anza Corporation, the Operating General Partner

Date:  March 26, 1997

                        DE ANZA PROPERTIES - XII, LTD.
                            (A LIMITED PARTNERSHIP)

                         AUDITED FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY SCHEDULES

                          December 31, 1996 and 1995

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                           December 31, 1996 and 1995


                                    CONTENTS

Report of Independent Auditors...........................................    1

Audited Financial Statements

Balance Sheets...........................................................    2
Statements of Operations.................................................    4
Statement of Changes in Partners' Capital (Deficit)......................    5
Statements of Cash Flows.................................................    6
Notes to Financial Statements............................................    8

Other Financial Information

Schedule of Projects' Operations.........................................   21
Schedule of Distributable Income, Partners' Distributions and Reserves...   24

                         Report of Independent Auditors

To the Partners
De Anza Properties - XII, Ltd.
Beverly Hills, California

We have audited the accompanying balance sheets of De Anza Properties - XII, Ltd., a Limited Partnership (the Partnership), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As explained in Note 3 to the financial statements, the Partnership sold one of its properties on August 18, 1994. The assets and operations of the property sold represented a significant portion of the Partnership's total assets and results of operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary Schedules I and II are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


ERNST & YOUNG, LLP
January 29, 1997
Los Angeles, California

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                                Balance Sheets

                                                 DECEMBER 31,
                                              1996          1995
                                           -----------   -----------
                 ASSETS

CASH AND CASH EQUIVALENTS, including
 restricted cash of $159,096 and
 $188,097 at December 31, 1996
 and 1995, respectively (Notes 1 and 3)    $   631,598   $   671,430

ACCOUNTS RECEIVABLE                              7,923         8,346

PREPAID EXPENSES                                39,545        43,115
                                           -----------   -----------
                                               679,066       722,891
                                           -----------   -----------

NOTES RECEIVABLE (Note 3)                      301,958       476,985
                                           -----------   -----------

PROPERTY AND EQUIPMENT (Notes 1, 3,
 5, 8, 9 and 10)
    Land                                     1,184,605     1,184,605
    Land improvements                        3,437,005     3,234,282
    Buildings and improvements               9,933,168     9,933,168
    Furniture and equipment                    469,216       440,317
                                           -----------   -----------
                                            15,023,994    14,792,372

Less accumulated depreciation                7,180,893     6,540,758
                                           -----------   -----------
                                             7,843,101     8,251,614
                                           -----------   -----------
OTHER ASSETS
Loan costs, less accumulated
 amortization of $20,008 and
 $13,519 at December 31, 1996
 and 1995, respectively (Notes 1
 and 5)                                         77,326        83,815
Other                                            4,420         5,136
                                           -----------   -----------
                                                81,746        88,951
                                           -----------   -----------

                                           $ 8,905,871   $ 9,540,441
                                           ===========   ===========

See accompanying report of independent auditors and notes to financial statements.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                           Balance Sheets (Continued)

                                                      DECEMBER 31,
                                                   1996          1995
                                                -----------   -----------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES,
 including $8,864 and $8,644 due to
 related parties at December 31, 1996
 and 1995, respectively (Note 6)                $    92,710   $   170,016

DEPOSITS AND ADVANCE RENTALS                         49,182        53,641

UNRECOGNIZED GAIN (Note 3)                          159,096       188,097

MANAGEMENT AND CONDOMINIUM CONVERSION
 FEES PAYABLE TO AFFILIATE OR RELATED
 PARTY (Note 6)                                     796,331       796,331

SECURED NOTE PAYABLE (Note 5)                     4,222,320     4,261,943
                                                -----------   -----------
                                                  5,319,639     5,470,028
                                                -----------   -----------
PARTNERS' CAPITAL (DEFICIT)
 General partners                                (1,648,564)   (1,652,362)
 Limited partners, 22,719 units issued
  and outstanding                                 5,234,796     5,722,775
                                                -----------   -----------
                                                  3,586,232     4,070,413
                                                -----------   -----------

                                                $ 8,905,871   $ 9,540,441
                                                ===========   ===========

See accompanying report of independent auditors and notes to financial statements.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                            Statements of Operations

                                                    YEAR ENDED DECEMBER 31,
                                               1996        1995       1994
                                           ----------  ----------  ----------
INCOME
 Rent (Notes 4 and 8)                      $2,257,960  $2,241,482  $2,737,987
 Interest and dividends                        59,000      63,411      76,706
 Other                                         46,323      39,970      64,546
 Utilities                                          -           -      45,817
 Gain (loss) on sale of property and
  equipment (Note 3)                           29,001      42,000     (67,041)
                                           ----------  ----------  ----------
                                            2,392,284   2,386,863   2,858,015
                                           ----------  ----------  ----------

EXPENSES
 Depreciation and amortization (Note 1)       646,624     647,027     806,028
 Interest                                     315,356     318,184     412,823
 Maintenance, repairs and supplies            242,248     244,538     261,280
 Salaries, including $18,874, $21,018,
  and $33,081 paid to related parties
  in 1996, 1995 and 1994,
  respectively (Note 6)                       207,394     210,316     398,501
 Utilities                                    178,828     179,183     275,941
 Real estate taxes                            155,422     135,357     199,515
 Professional fees and services,
  including $60,850, $78,061, and
  $101,304 paid to related parties
  in 1996, 1995 and 1994,
  respectively (Note 6)                       149,150     140,777     271,424
 Other                                         85,305      90,000     313,015
 Insurance                                     63,288      75,213      56,790
 Payroll taxes and employee benefits           42,109      35,887      74,367
 Loss on earthquake damage (Note 8)           (73,259)          -     156,496
 Management fees accrued to related
  parties (Note 6)                                  -     113,748     123,029
                                           ----------  ----------  ----------

                                            2,012,465   2,190,230   3,349,209
                                           ----------  ----------  ----------

NET INCOME (LOSS)                          $  379,819  $  196,633  $ (491,194)
                                           ==========  ==========  ==========

NET INCOME (LOSS)
 GENERAL PARTNERS                          $    3,798  $    1,966  $  (73,679)
                                           ==========  ==========  ==========
 LIMITED PARTNERS                          $  376,021  $  194,667  $ (417,515)
                                           ==========  ==========  ==========

INCOME (LOSS) PER 1% GENERAL PARTNER
 INTEREST (Note 7)                         $    37.98  $    19.66  $  (736.79)
                                           ==========  ==========  ==========
INCOME (LOSS) PER LIMITED PARTNERSHIP
 UNIT (Note 7)                             $    16.55  $     8.57  $   (18.38)
                                           ==========  ==========  ==========

See accompanying report of independent auditors and notes to financial statements.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

              Statements of Changes in Partners' Capital (Deficit)

                  Years Ended December 31, 1996, 1995 and 1994

                                                       GENERAL        LIMITED
                                                      PARTNERS        PARTNERS
                                        TOTAL         (NOTE 2)        (NOTE 2)
                                     -----------     -----------    -----------

BALANCE - January 1, 1994            $ 6,618,974     $(1,580,649)   $ 8,199,623

DISTRIBUTIONS TO PARTNERS
  (Note 3)                            (1,487,000)              -     (1,487,000)

NET LOSS - for the year ended
  December 31, 1994                     (491,194)        (73,679)      (417,515)
                                     -----------     -----------    -----------

BALANCE - December 31, 1994            4,640,780      (1,654,328)     6,295,108

DISTRIBUTIONS TO PARTNERS
  (Note 3)                              (767,000)              -       (767,000)

NET LOSS - for the year ended
  December 31, 1995                      196,633           1,966        194,667
                                     -----------     -----------    -----------

BALANCE - December 31, 1995            4,070,413      (1,652,362)     5,722,775

DISTRIBUTIONS TO PARTNERS
  (Note 3)                              (864,000)              -       (864,000)

NET INCOME - for the year ended
   December 31, 1996                     379,819           3,798        376,021
                                     -----------     -----------    -----------

BALANCE - December 31, 1996          $ 3,586,232     $(1,648,564)   $ 5,234,796
                                     ===========     ===========    ===========

See accompanying report of independent auditors and notes to financial statements.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                            Statements of Cash Flows

                                                                           YEAR ENDED DECEMBER 31,
                                                                      1996           1995           1994
                                                                   -----------    -----------    -----------

OPERATING ACTIVITIES
 Gross rents received from real estate operations                  $ 2,297,147    $ 2,513,880    $ 2,844,909
 Cash paid to suppliers and employees, including
   $85,138, $104,365, and $137,816 paid to related
   parties during 1996, 1995 and 1994, respectively
   (Note 6)                                                         (1,121,414)    (1,377,593)    (1,836,126)
 Interest paid                                                        (316,028)      (316,426)      (392,072)
 Interest and other income received                                     60,681         61,688         79,393
                                                                   -----------    -----------    -----------
   Net cash provided by operating activities                           920,386        881,549        696,104
                                                                   -----------    -----------    -----------

INVESTING ACTIVITIES
 Additions to property and equipment                                  (231,622)      (346,736)      (835,059)
 Principal payments on notes receivable                                175,027         11,041        101,144
 Sales costs                                                                 -         (3,575)      (187,142)
 Proceeds from sale of property and equipment                                -              -      5,660,720
                                                                   -----------    -----------    -----------
   Net cash (used in) provided by investing activities                 (56,595)      (339,270)     4,739,663
                                                                   -----------    -----------    -----------

FINANCING ACTIVITIES
 Principal payments on secured note payable                            (39,623)       (16,763)    (4,080,568)
 Partner distributions                                                (864,000)      (767,000)    (1,487,000)
                                                                   -----------    -----------    -----------
   Net cash used in financing activities                              (903,623)      (783,763)    (5,567,568)
                                                                   -----------    -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (39,832)      (241,484)      (131,801)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         671,430        912,914      1,044,715
                                                                   -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   631,598    $   671,430    $   912,914
                                                                   ===========    ===========    ===========

See accompanying report of independent auditors and notes to financial statements.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)

                                                                           YEAR ENDED DECEMBER 31,
                                                                      1996          1995           1994
                                                                   ---------      ---------      ---------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES
 Net income (loss)                                                 $ 379,819      $ 196,633      $(491,194)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                                     646,624        647,027        806,028
   (Gain) loss on sale of property and equipment                     (29,001)       (42,000)        67,041
 Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                             423        245,711       (210,027)
  Decrease (increase) in prepaid expenses                              3,570          2,490        (11,700)
  Decrease in mobile homes held for resale                                 -              -         80,271
  Decrease in other assets                                               716            205          7,238
  (Decrease) increase in accounts payable and
    accrued expenses                                                 (77,306)      (265,840)       321,471
  (Decrease) increase in deposits and advance rentals                 (4,459)       (16,425)         3,955
  Increase in management and condominium
    conversion fees payable to affiliate or related party                  -        113,748        123,021
                                                                   ---------      ---------      ---------
  Net cash provided by operating activities                        $ 920,386      $ 881,549      $ 696,104
                                                                   =========      =========      =========

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

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                         Notes to Financial Statements

              For the Years Ended December 31, 1996, 1995 and 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities generally ranging from one to three months. The Partnership considers all such items to be cash equivalents. Restricted cash at December 31, 1996 and 1995 is comprised of the cash reserves established in connection with the sale of certain property described in Note 3. The Partnership maintains some of its cash in bank deposit accounts which, at times, may exceed the federally insured limits. No losses have been experienced to date related to such accounts. The Partnership places its cash and cash equivalents with quality financial institutions and believes it is not exposed to any significant concentrations of credit risk on cash and cash equivalents.

PROPERTY AND EQUIPMENT

In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of Statement No. 121 had no effect on the Partnership's financial position or results of operations. Property and equipment are stated at cost at December 31, 1995.

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

              For the Years Ended December 31, 1996, 1995 and 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOAN COSTS

The costs incurred in obtaining financing are capitalized and amortized over the terms of the respective loans. The loan costs pertaining to the loan secured by the Mark were written off upon the sale of the property (see Note 3).

FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable at December 31, 1996, approximates fair value due to the short maturity of these instruments. The carrying value of the note payable approximates fair value at December 31, 1996, based on the current borrowing rates for similar obligations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 1996 and 1995 and revenues and expenses for the years ended December 31, 1996, 1995 and 1994. Actual results could differ from those estimates.

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Since the Partnership's income or loss is allocated to the partners and not the Partnership, there is no provision or benefit for income taxes reflected in the accompanying financial statements. The amount of income (loss) for federal tax purposes for the years ended December 31, 1996, 1995 and 1994 was $231,500, $3,588, and $(432,179), respectively. The income (loss) for federal tax purposes was calculated as follows:

                                              1996         1995         1994
                                           ---------    ---------    ---------
Net income (loss) per financial
 statements                                $ 379,819    $ 196,633    $(491,194)
Tax basis depreciation in excess of
 financial statement depreciation           (119,268)    (151,272)    (304,452)
Financial statement basis in excess of
 tax basis of property sold                                     -      876,990
Capitalized costs for book purposes                             -     (445,000)
Deferred income                              (29,001)     (42,000)        (768)
Other                                              -          227      (67,755)
                                           ---------    ---------    ---------
Income (loss) for federal tax purposes     $ 231,550    $   3,588    $(432,179)
                                           =========    =========    =========

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

Partners' capital, as reflected in the financial statements, differs from the amount reflected in the Partnership's federal tax return for the years ended December 31, 1996, 1995 and 1994. Partners' capital is reconciled as follows:

                                           1996         1995          1994
                                        -----------  -----------  -----------

Partners' capital per financial
 statements                             $ 3,586,232  $ 4,070,413  $ 4,640,780
Syndication costs                         3,378,563    3,378,563    3,378,563
Accumulated depreciation
 difference                              (7,163,079)  (7,043,811)  (6,892,539)
Purchase price adjustment                 2,273,774    2,273,774    2,273,774
Aggregate of differences
 described in the preceding
 reconciliation                            (148,269)    (193,045)      59,015
Accumulated amortization                          -            -       (1,081)
Other                                       205,297      279,074       70,095
                                        -----------  -----------  -----------
Partners' capital per federal tax
  return                                $ 2,132,518  $ 2,764,968  $ 3,528,607
                                        ===========  ===========  ===========

2. PARTNERSHIP AGREEMENT

The Partnership was formed on December 2, 1980 to acquire, develop and operate income-producing residential real properties. The Partnership owns and operates Warner Oaks Apartments, a 227-unit apartment complex in Woodland Hills, California. The Partnership owned and operated two mobile home communities: San Luis Bay Mobile Estates, a 162-space community in Avila Beach, California, and Mark Mobile Home Park (the Mark), a 411-space community in Mesa, Arizona. Prior to 1994, management converted the San Luis Bay Mobile Estates to a common-interest subdivision of the type referred to as a condominium and sold most of the homesites by the end of 1994 (see Note 3). The Mark was sold in 1994 (see
Note 3).

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994

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

3. SALE OF PROPERTY AND EQUIPMENT

SAN LUIS BAY

On May 2, 1989, the Partnership entered into an agreement to sell San Luis Bay Mobile Estates (the 162-space mobile home community in Avila Beach, California) to the residents for an aggregate sales price of $8,850,000 and, pursuant to that agreement, subdivided the property into condominium units in 1991. The Partnership provided purchase money financing for up to 80% of the individual homesite price, payable in monthly installments, including interest at 10%, based on a loan amortization schedule of 30 years, with a balloon payment of unpaid principal and interest due in 1998. Those residents who purchased their homesites for cash received a 10% discount off their purchase price. At December 31, 1996 and 1995, respectively, the outstanding amounts due totaled $301,958 and $476,985.

The Partnership sold 158 homesites prior to 1994. In 1994, it sold two sites for $104,990. The remaining two unsold units are leased to tenants.

The Partnership released reserves from San Luis Bay sales and distributed $135,000 and $370,540 to the limited partners in 1996 and 1994, respectively. These distributions represent a return of original capital.

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994

3. SALE OF PROPERTY AND EQUIPMENT (CONTINUED)

THE MARK

In 1994, the Partnership entered into negotiations through De Anza Group, Inc.
(DAG), the former parent company of its operating general partner, for the sale of the Mark. On January 19, 1994, the Partnership entered into an Acquisition Agreement to sell the Mark to MHC Operating Limited Partnership (MHC). The sale was part of an overall transaction for the sale of the related management business of DAG and other mobile home communities affiliated with DAG. The sale closed escrow on August 18, 1994.

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

The MHC Reserve was required by the Amended Acquisition Agreement. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction. During 1996 and 1995, $29,001 of the Independent Committee Reserve and the $42,000 MHC Reserve, respectively, were released and distributed to the limited partners as a return of original capital.

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994

3. SALE OF PROPERTY AND EQUIPMENT (CONTINUED)

THE MARK (CONTINUED)

Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $230,097. During the years ended December 31, 1996 and 1995, the Partnership recognized as income $29,001 attributable to the Independent Committee Reserve released and $42,000 attributable to the MHC Reserve released, respectively.

4. TENANT LEASES

Apartment units are leased for a period of one year or on a month-to-month basis, while the two remaining mobile home spaces are leased for less than two years. The Partnership accounts for all leases as operating leases. Rental revenue is reported ratably over the lease terms. The annual rents from noncancelable operating leases from tenants, as of December 31, 1996, are as follows:

                                      Years Ending
                                      December 31,
                                      ------------
1997                                     $ 224,442
1998                                         6,071
                                      ------------
                                         $ 230,513
                                      ============

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994

5. SECURED NOTE PAYABLE

Secured note payable at December 31, 1996 and 1995 consisted of:

                                                     DECEMBER 31,
                                                    1996        1995
                                                  ----------    ----------
Note collateralized by a first trust
deed, payable in monthly installments
of $27,485, including interest until
December 15, 1995 and $29,547 through
December 15, 1996.  Thereafter, the
monthly payment changes annually on
each December 15th.  Interest floats
at 2.5% over the Federal Home Loan
Bank's 11th District Cost of Funds
Index, not to exceed 12.9%, adjusted
monthly. Unpaid principal and accrued
interest are due November 15, 2008.
The interest rate in effect at
December 31, 1996 and 1995 was 7.34%
and 7.62%, respectively                           $4,222,320    $4,261,943
                                                  ==========    ==========

Due to the Northridge earthquake on January 17, 1994, the lender agreed to a deferment of two months of note payments. The accrued and unpaid interest of $40,236 was added to the principal balance during 1994 (see Note 8).

The annual maturities on the secured note payable for the years subsequent to December 31, 1996 are as follows:

                            Years Ending
                            December 31,
                            ------------
1997                        $     51,805
1998                              55,737
1999                              59,969
2000                              64,521
2001                              69,418
Thereafter                     3,920,870
                            ------------
                            $  4,222,320
                            ============

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994

6. TRANSACTIONS WITH RELATED PARTIES

Pursuant to a former management agreement dated October 1, 1985, as amended, De Anza Assets, Inc., a former affiliate of the operating general partner, was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the priority distribution to the limited partners of 7% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of proceeds of the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. However, management fees payable, subsequent to a consummated refinancing, are not subordinated to the limited partners' priority return to the extent the subordination would have been caused by increased debt service charges. Management fees of $83,277, were accrued but not paid to De Anza Assets, Inc. for the year ended December 31, 1994. At December 31, 1996 and 1995, cumulative accrued fees of $565,022 have been subordinated and are included in management and condominium conversion fees payable to affiliate or related party. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receipt of these fees to the Gelfand Family Trust.

On August 18, 1994, subsequent to the sale of the Mark and the property management business of DAG, as discussed in Note 3, the property management of Warner Oaks and remaining spaces at San Luis Bay was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, the son of Herbert M. Gelfand. Herbert M. Gelfand is the sole shareholder of the Operating General Partner and an individual general partner. Management fees of $113,748 were accrued but not paid to Terra Vista for the year ended December 31, 1995. Management fees in the amount of $114,386 were not accrued for the year ended December 31, 1996 because the Partnership has determined that it is not probable based on the anticipated cash flows to be generated from the disposition or the refinancing of the property and under the terms of the Partnership Agreement that the fees would be paid. At December 31, 1996 and 1995, cumulative accrued fees of $153,500, have been subordinated and are included in management and condominium conversion fees payable to affiliate or related party. The

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994

6. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Gelfand Family Trust has agreed to share equally any payment to be made to the Gelfand Family Trust for deferred management fees with Terra Vista until Terra Vista has been paid all outstanding deferred management fees.

Pursuant to the partnership agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites is due to DAG (see Notes 2 and 3). Payment of this fee has been deferred pursuant to the partnership agreement requirement regarding subordination to payment of the limited partners' priority return and capital contribution, the general partners' incentive interest and deferred management fees. Subordinated cumulative accrued fees of $77,809 have been included in management and condominium conversion fees payable to affiliate at December 31, 1996 and 1995. Shortly before the sale to MHC, DAG assigned its right to receipt of this fee to the Gelfand Family Trust.

In addition, DAG or a wholly owned subsidiary was paid $90,094 for the year ended December 31, 1994 and Terra Vista or an affiliate of the operating general partner was paid in the aggregate $85,138, $104,365 and $47,721 for the years ended December 31, 1996 and 1995, and for the period August 18, 1994 through December 31, 1994, respectively, for performing bookkeeping, legal, regional management, computer and investor relations services necessary for the operation of the Partnership and its properties.

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

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994

8. LOSS ON EARTHQUAKE DAMAGE

On January 17, 1994, the Warner Oaks Apartment complex suffered property damage from an earthquake. The Partnership estimates total costs of $1,989,000 and received insurance proceeds of $1,414,000. A portion of the costs has been capitalized and the balance of $156,496, representing estimated noncapitalized costs, net of insurance proceeds, has been expensed at December 31, 1994. Additional insurance proceeds of $308,000 received for loss of income were included in rental income for the year ended December 31, 1995. The excess of the estimated accrued costs over the actual costs incurred by the Partnership totaling $73,259 is recorded as a reduction to operating expenses in 1996. As of December 31, 1996, all of the repairs have been completed.


See accompanying report of independent auditors.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

             For the Years Ended December 31, 1996, 1995 and 1994


9. SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               INITIAL COST TO PARTNERSHIP
                                              -----------------------------
                                                              BUILDINGS,
                                                              IMPROVEMENTS,   COSTS
                                                              FURNITURE       CAPITALIZED    SALE OF
                                                              AND             SUBSEQUENT TO  PROPERTY AND
DESCRIPTION                     ENCUMBRANCES   LAND           EQUIPMENT       ACQUISITION    EQUIPMENT
---------------------------------------------------------------------------------------------------------
San Luis Bay Mobile Estates,
 mobile home community,
 Avila Beach, California                 -     $  722,945     $ 3,218,956     $  272,310     $(4,160,988)
Warner Oaks Apartments,
 apartment complex,
 Woodland Hills, California     $4,222,320      1,168,747       9,962,170      3,839,854               -
                                ------------------------------------------------------------------------
                                $4,222,320     $1,891,692     $13,181,126     $4,112,164     $(4,160,988)
                                ========================================================================

                                  GROSS AMOUNT CARRIED AT CLOSE OF
                                            PERIOD ENDED
                                          DECEMBER 31, 1996
                                ------------------------------------------                                           LIFE ON WHICH
                                                                                                                     DEPRECIATION IN
                                            BUILDINGS,                                                               LATEST
                                            IMPROVEMENTS,                                                            STATEMENT OF
                                            FURNITURE                                                                OPERATIONS IS
                                            AND                           ACCUMULATED    YEAR OF        DATE OF      COMPUTED
DESCRIPTION                     LAND        EQUIPMENT      TOTAL          DEPRECIATION   CONSTRUCTION   ACQUISITION  (YEARS)
-----------------------------------------------------------------------------------------------------------------------------
San Luis Bay Mobile Estates,
 mobile home community,
 Avila Beach, California        $    9,442  $    43,781   $    53,223/1/  $   24,614     1972           8/11/81      3 to 25
Warner Oaks Apartments,
 apartment complex,
 Woodland Hills, California      1,175,608   13,795,608    14,970,771/2/   7,156,279     1979           2/09/82      5 to 30
                                ----------------------------------------------------
                                $1,184,605  $13,839,389   $15,023,994     $7,180,893
                                ====================================================

(1)  Aggregate cost for federal income tax purposes is $53,223

(2)  Aggregate cost for federal income tax purposes is $15,964,887

See accompanying report of independent auditors.

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994

10. RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                    BUILDINGS,
                                                  IMPROVEMENTS,
                                                    FURNITURE
                                       LAND       AND EQUIPMENT     TOTAL
                                   -----------    -------------  -----------
REAL ESTATE
Balance at January 1, 1994         $ 2,922,400    $17,878,479    $20,800,879
  Additions during 1994                     --        839,516        839,516
  Reductions due to sale of
   property and equipment
   during 1994                      (1,737,795)    (5,456,964)    (7,194,759)
                                   -----------    -----------    -----------
Balance at December 31, 1994         1,184,605     13,261,031     14,445,636
  Additions during 1995                     --        346,736        346,736
                                   -----------    -----------    -----------
Balance at December 31, 1995         1,184,605     13,607,767     14,792,372
  Additions during 1996                     --        231,622        231,622
                                   -----------    -----------    -----------

Balance at December 31, 1996       $ 1,184,605    $13,839,389    $15,023,994
                                   ===========    ===========    ===========

ACCUMULATED DEPRECIATION
Balance at January 1, 1994                                       $ 7,210,949
  Depreciation charged to expense during 1994                        745,511
  Reduction due to sale of property and equipment
   during 1994                                                    (2,056,240)
                                                                 -----------
Balance at December 31, 1994                                       5,900,220
  Depreciation charged to expense during 1995                        640,538
                                                                 -----------
Balance at December 31, 1995                                       6,540,758
  Depreciation charged to expense during 1996                        640,135
                                                                 -----------

Balance at December 31, 1996                                     $ 7,180,893
                                                                 ===========

See accompanying report of independent auditors.

                                                                      SCHEDULE I
                                                                     Page 1 of 3

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                       Schedule of Projects' Operations

                                                                    YEAR ENDED DECEMBER 31, 1996
                             ------------------------------------------------------------------------------------------------------
                                 WARNER OAKS
                                 APARTMENTS                     DE ANZA PROPERTIES - XII, LTD.                               TOTAL
                             -----------------------------------------------------------------------------------------------------
                                   AMOUNT       % OF INCOME            AMOUNT            % OF INCOME       AMOUNT       % OF INCOME
                             ------------------------------------------------------------------------------------------------------
INCOME
 Rent (Notes 4 and 8)            $ 2,245,805      98.34%               $ 12,155           11.19%           $ 2,257,960    94.38%
 Interest and dividends                    -          -                  59,000           54.31                 59,000     2.47
 Other                                37,839       1.66                   8,484            7.81                 46,323     1.94
 Gain on sale of property
  and equipment (Note 3)                   -          -                  29,001           26.69                 29,001     1.21
                             ------------------------------------------------------------------------------------------------------
                                   2,283,644     100.00                 108,640          100.00              2,392,284   100.00
                             ------------------------------------------------------------------------------------------------------
EXPENSES
 Depreciation and
  amortization (Note 1)              645,606      28.27                   1,018            0.94                646,624    27.03
 Interest                            315,340      13.81                      16            0.01                315,356    13.18
 Maintenance, repairs and
  supplies                           242,248      10.61                       -               -                242,248    10.13
 Salaries, including $18,874
  paid to related parties
  (Note 6)                           190,194       8.33                  17,200           15.83                207,394     8.67
 Utilities                           178,795       7.83                      33            0.03                178,828     7.47
 Real estate taxes                   154,501       6.77                     921            0.85                155,422     6.50
 Professional fees and
  services, including
  $60,850 paid to related
  parties (Note 6)                    70,993       3.11                  78,157           71.94                149,150     6.23
 Other                                32,786       1.44                  52,519           48.34                 85,305     3.57
 Insurance                            62,648       2.74                     640            0.59                 63,288     2.65
 Payroll taxes and employee
  benefits                            42,109       1.84                       -               -                 42,109     1.76
 Loss on earthquake damage
  (Note 8)                           (73,259)     (3.21)                      -               -                (73,259)   (3.06)
                             ------------------------------------------------------------------------------------------------------
                                   1,861,961      81.54                 150,504          138.53              2,012,465    84.13
                             ------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                 $  421,683      18.46%               $(41,864)         (38.53)%           $  379,819    15.87%
                             ======================================================================================================

See accompanying report of independent auditors and notes to financial statements.

                                                                      SCHEDULE I
                                                                     Page 2 of 3

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                       Schedule of Projects' Operations


                                                                    YEAR ENDED DECEMBER 31, 1995
                             ------------------------------------------------------------------------------------------------------
                                   SAN LUIS BAY                 WARNER OAKS                DE ANZA
                                  MOBILE ESTATES                APARTMENTS          PROPERTIES - XII, LTD.           TOTAL
                             ------------------------------------------------------------------------------------------------------
                                               % OF                       % OF                     % OF                     % OF
                                AMOUNT        INCOME      AMOUNT         INCOME      AMOUNT       INCOME     AMOUNT        INCOME
                                --------------------------------------------------------------------------------------------------
INCOME
 Rent (Notes 4 and 8)           $12,050       100.00%     $2,229,432      98.50%            -          -     $2,241,482      93.91%
 Interest and dividends               -            -               -          -      $ 63,411      56.94%        63,411       2.66
 Gain on sale of property and         -            -               -          -        42,000      37.72         42,000       1.76
  equipment (Note 3)
 Other                                -            -          34,024       1.50         5,946       5.34         39,970       1.67
                                --------------------------------------------------------------------------------------------------
                                 12,050       100.00       2,263,456     100.00       111,357     100.00      2,386,863     100.00
                                --------------------------------------------------------------------------------------------------
EXPENSES
 Depreciation and
  amortization (Note 1)           1,071         8.89         645,956      28.54             -          -        647,027      27.11
 Interest                            29         0.24         318,155      14.06             -          -        318,184      13.33
 Maintenance, repairs and
  supplies                            -            -         244,538      10.80             -          -        244,538      10.25
 Salaries, including $21,018
  paid to related
  parties (Note 6)                    -            -         190,819       8.43        19,487      17.51        210,316       8.81
 Utilities                           18         0.15         179,096       7.91            69       0.06        179,183       7.51
 Real estate taxes                1,274        10.57         134,083       5.92             -          -        135,357       5.67
 Professional fees and
  services, including
  $78,061 paid to related
  parties (Note 6)                    -            -          74,823       3.31        65,954      59.23        140,777       5.90
 Other                            3,932        32.63          52,072       2.30        33,996      30.53         90,000       3.77
 Insurance                          493         4.09          74,720       3.30             -          -         75,213       3.15
 Payroll taxes and employee
  benefits                            -            -          35,956       1.59           (69)     (0.06)        35,887       1.50
 Management fees accrued to
  related
  parties (Note 6)                  315         2.61         113,433       5.01             -          -        113,748       4.77
                                --------------------------------------------------------------------------------------------------
                                  7,132        59.18       2,063,651      91.17       119,447     107.27      2,190,230      91.77
                                --------------------------------------------------------------------------------------------------

 NET INCOME (LOSS)              $ 4,918        40.82%     $  199,805       8.83%     $ (8,090)     (7.27%)   $  196,633       8.23%
                                ==================================================================================================

See accompanying report of independent auditors and notes to financial statements.

                                                                      SCHEDULE I
                                                                     Page 3 of 3

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                       Schedule of Projects' Operations

                                                                FOR THE YEAR ENDED DECEMBER 31, 1994
                              -----------------------------------------------------------------------------------------------------
                              SAN LUIS BAY       WARNER OAKS         MARK MOBILE              DE ANZA
                              MOBILE ESTATES     APARTMENTS           HOME PARK         PROPERTIES - XII, LTD.      TOTAL
                              -----------------------------------------------------------------------------------------------------
                                       % OF                 % OF                 % OF                % OF                   % OF
                              AMOUNT  INCOME   AMOUNT      INCOME   AMOUNT      INCOME    AMOUNT    INCOME     AMOUNT      INCOME
                             ------------------------------------------------------------------------------------------------------
INCOME

 Rent (Notes 4 and 8)        $14,735  17.10%  $2,227,352   97.60%  $  495,900   119.84%          -        -   $2,737,987     95.80%
 Interest                          -      -        3,021    0.13          167     0.04    $ 73,518    96.78%      76,706      2.68
 Other                             -      -       51,715    2.27       10,387     2.51       2,444     3.22       64,546      2.27
 Utilities                         -      -            -       -       45,817    11.07           -        -       45,817      1.60
 Gain (loss) on sale of
  property and equipment
  (Note 3)                    71,426  82.90            -       -     (138,467)  (33.46)          -        -      (67,041)    (2.35)
                             -------------------------------------------------------------------------------  -----------  --------
                              86,161 100.00    2,282,088  100.00      413,804   100.00      75,962   100.00    2,858,015    100.00
                             -------------------------------------------------------------------------------  -----------  --------
EXPENSES
 Depreciation and
  amortization (Note 1)        1,721   2.00      634,484   27.80      169,823    41.04           -        -      806,028     28.20
 Interest                          5   0.01      253,261   11.10      159,557    38.56           -        -      412,823     14.44
 Maintenance, repairs
  and supplies                     -      -      166,239    7.29       95,041    22.97           -        -      261,280      9.14
 Salaries, including
  $33,081 paid to
  related parties
  (Note 6)                         -      -      211,020    9.25      155,007    37.46      32,474    42.75      398,501     13.94
 Utilities                       212   0.25      176,629    7.74       98,880    23.90         220     0.29      275,941      9.66
 Real estate taxes             1,299   1.51      161,655    7.08       36,561     8.84           -        -      199,515      6.98
 Professional fees and
  services, including
  $101,304 paid to
  related parties
  (Note 6)                     1,361   1.58       79,011    3.46      148,628    35.92      42,424    55.85      271,424      9.50
 Other                         5,618   6.52       29,505    1.29      252,863    61.11      25,029    32.95      313,015     10.95
 Insurance                       398   0.46       39,454    1.73       16,938     4.09           -        -       56,790      1.99
 Payroll taxes and
  employee  benefits               -      -       43,768    1.92       30,599     7.40           -        -       74,367      2.60
 Loss on earthquake
  damage (Note 8)                  -      -      156,496    6.85            -        -           -        -      156,496      5.48
 Management fees accrued
  to related parties
  (Note 6)                       415   0.48       97,578    4.28       25,036     6.05           -        -      123,029      4.31
                             -------------------------------------------------------------------------------  -----------  --------
                              11,029  12.81    2,049,100   89.79    1,188,933   287.34     100,147   131.84    3,349,209    117.19
                             -------------------------------------------------------------------------------  -----------  --------
NET INCOME (LOSS)            $75,132  87.19%  $  232,988   10.21%  $ (775,129) (187.34)%  $(24,185)  (31.84)% $ (491,194)   (17.19)%
                             ============================================================================================  ========


See accompanying report of independent auditors and notes to financial statements.

                                                                     Schedule II
                                                                     Page 1 of 2

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

    Schedule of Distributable Income, Partners' Distributions and Reserves

                                                                      YEAR ENDED DECEMBER 31,
                                                        1996                   1995                     1994
                                                    -----------             -----------             ------------
Net income (loss)                                    $  379,819              $  196,633              $  (491,194)
Add (deduct) adjustments per
  partnership agreement:
  Depreciation and amortization                         646,624                 647,027                  806,028
  (Gain) loss on sale of property and                   (29,001)                (42,000)                  67,041
   equipment
  Debt amortization                                     (39,623)                (16,763)                 (91,790)
  Net change in accruals                                (75,874)                 95,624                  169,331
  Release of prior years' reserves                    3,611,149               3,455,628                2,996,212
                                                    -----------             -----------             ------------
Cash available for distribution(1)                    4,493,094               4,336,149                3,455,628
Cash distributions to limited partners,
  up to 7% per annum of average adjusted
  capital contributions of $17,559,104,
  $17,601,655, and $18,739,386, in 1996,
  1995 and 1994, respectively                          (700,000)               (725,000)                       -
                                                    -----------             -----------             ------------
Reserves from operations(2)                          $3,793,044              $3,611,149             $  3,455,628
                                                    ===========             ===========             ============
Proceeds from sales of properties
 available for distribution or
 reserves.(3)                                        $  175,027              $   11,041             $  1,549,159
Use of reserves for earthquake repairs                        -                       -                 (664,000)
Release of prior years' reserves                        299,371                 330,330                  935,171
                                                    -----------             -----------             ------------
                                                        474,398                 341,371                1,820,330
Distributions to limited partners from
 sales proceeds                                        (164,000)                (42,000)              (1,487,000)
                                                    -----------             -----------             ------------
Reserves from sales of properties
 (2)(3)(4)                                           $  310,398              $  299,371             $    333,330
                                                    ===========             ===========             ============
Distributions to limited partners per
 original $1,000 investment:
From operations:
      Amount                                         $    30.81              $    31.91                        -
                                                    -----------             -----------             ------------
      Percent (of adjusted capital)                        3.99%                   4.12%                       -
                                                    ===========             ===========             ============
From sales:
      Amount                                         $     7.22              $     1.85                   $65.45
                                                    ===========             ===========             ============
      Percent (of original investment)                     0.72%                   0.18%                    6.55%
                                                    ===========             ===========             ============

See accompanying report of independent auditors and notes to financial statements.

                                                                     Schedule II
                                                                     Page 2 of 2

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

     Schedule of Distributable Income, Partners' Distributions and Reserves
                                  (Continued)

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

     In 1994, the Partnership sold two of the then remaining four spaces of San Luis Bay for $104,990 in cash. After paying closing costs of $3,532, the Partnership netted proceeds of $101,458. Additionally, the Partnership collected $101,144 in principal payments on the purchase money notes. Also in 1994, the Partnership sold the Mark for $5,404,419, plus an amount of $130,094 to fund certain reserves. After a repayment of debt of $3,977,437 and closing and sales costs of $210,519, the Partnership netted proceeds of $1,346,557.

     During 1994, the Partnership distributed proceeds of $1,116,460 and $370,540 from the sales of the Mark and San Luis Bay, respectively, to the limited partners. These distributions represent a return of original capital contributed and reduces the adjusted capital contributions as defined in the partnership agreement.

     In 1995, the Partnership collected $11,041 in principal payments on the purchase money notes. Additionally, the Partnership distributed $42,000 to the limited partners from the sale proceeds of the Mark upon release of the MHC Reserve. This amount represents a return of original capital contributed and reduces the adjusted capital contributions as defined in the Partnership agreement.

     In 1996, the Partnership collected $175,027 in principal payments on the purchase money notes. The Partnership distributed $135,000 of these San Luis Bay sale proceeds to the limited partners along with $29,000 from the sale proceeds of the Mark upon partial release of the Independent Committee Reserve. These distributions represent a return of original capital contributions as defined in the partnership agreement.

(4) Included in the reserves from sales of properties are $159,096, $188,097 and $230,097 at December 31, 1996, 1995 and 1994, respectively, in specific reserves established to fund contingent liabilities that may arise from the MHC transaction.

See accompanying report of independent auditors and notes to financial statements.
                                                                              25