Form 10-Q
period 1997-03-31
DE ANZA PROPERTIES XII LTD
filed 1997-05-13
CIK 351509

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

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

                               TABLE OF CONTENTS
                               -----------------



PART I.   FINANCIAL INFORMATION
------    ---------------------

ITEM 1.   FINANCIAL STATEMENTS

            Balance Sheets                                          3

            Statements of Income                                    5

            Statements of Changes in Partners'
              Capital (Deficit)                                     6

            Statements of Cash Flows                                7

            Notes to Financial Statements                           9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                               13


PART II.  OTHER INFORMATION                                        15
-------   -----------------


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)


                                                      March 31,    December 31,
                                                        1997           1996
                                                     -----------   ------------

                                    ASSETS

CASH AND CASH EQUIVALENTS - including restricted
  deposits of $159,096 at March 31, 1997 and
  December 31, 1996 - Notes 1 and 5                  $   733,572   $   631,598

ACCOUNTS RECEIVABLE                                        6,901         7,923

PREPAID EXPENSES                                          24,716        39,545
                                                     -----------   -----------
                                                         765,189       679,066
                                                     -----------   -----------

NOTES RECEIVABLE - Note 5                                248,714       301,958
                                                     -----------   -----------

PROPERTY AND EQUIPMENT - Notes 2, 5 and 6
    Land                                               1,184,605     1,184,605
    Land improvements                                  3,467,501     3,437,005
    Buildings and improvements                         9,933,168     9,933,168
    Furniture and equipment                              471,308       469,216
                                                     -----------   -----------
                                                      15,056,582    15,023,994

  Less accumulated depreciation                        7,282,775     7,180,893
                                                     -----------   -----------
                                                       7,773,807     7,843,101
                                                     -----------   -----------

OTHER ASSETS
  Loan costs - less accumulated amortization
    of $21,630 and $20,008 at March 31, 1997
    and December 31, 1996, respectively - Note 2          75,704        77,326
  Other                                                    9,076         4,420
                                                     -----------   -----------
                                                          84,780        81,746
                                                     -----------   -----------

                                                     $ 8,872,490   $ 8,905,871
                                                     ===========   ===========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                           Balance Sheets (Continued)
                                  (Unaudited)



                                                     March 31,      December 31,
                                                       1997             1996
                                                     -----------    ------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
  including $9,026 and $8,864 due to
  related party at March 31, 1997
  and December 31, 1996, respectively                $   122,333    $    92,710

DEPOSITS AND ADVANCE RENTALS                              46,520         49,182

DEFERRED GAIN ON SALE - Note 5                           159,096        159,096

MANAGEMENT AND CONDOMINIUM CONVERSION
  FEES PAYABLE TO AFFILIATE OR RELATED
  PARTY - Note 3                                         796,331        796,331

SECURED NOTE PAYABLE - Note 2                          4,209,718      4,222,320
                                                     -----------    -----------
                                                       5,333,998      5,319,639
                                                     -----------    -----------

PARTNERS' CAPITAL (DEFICIT)
  General partners                                    (1,647,166)    (1,648,564)
  Limited partners, 22,719 units issued
    and outstanding                                    5,185,658      5,234,796
                                                     -----------    -----------
                                                       3,538,492      3,586,232
                                                     -----------    -----------

                                                     $ 8,872,490    $ 8,905,871
                                                     ===========    ===========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                              Statements of Income
                                  (Unaudited)

                                             Three Months    Three Months
                                                Ended           Ended
                                              March 31,       March 31,
                                                 1997            1996
                                             ------------   ------------

INCOME
  Rent                                         $571,906       $566,494
  Interest and dividends                         12,450         14,746
  Other                                           7,736         12,522
                                               --------       --------
                                                592,092        593,762
                                               --------       --------

EXPENSES
  Depreciation and amortization                 103,504        153,401
  Interest                                       76,483         80,720
  Maintenance, repairs and supplies              52,993         50,527
  Salaries - including $3,723 and $4,400
    paid to related party in 1997 and
    1996, respectively - Note 3                  47,531         48,151
  Professional fees and services -
    including $13,091 and $17,579 paid
    to related party in 1997 and 1996,
    respectively - Note 3                        45,426         49,870
  Utilities                                      45,215         45,446
  Real estate taxes                              39,308         37,942
  Other                                          15,502         21,899
  Insurance                                      14,922         16,280
  Payroll taxes and employee benefits            11,448         10,959
                                               --------       --------
                                                452,332        515,195
                                               --------       --------

NET INCOME                                     $139,760       $ 78,567
                                               ========       ========

NET INCOME
  GENERAL PARTNERS                             $  1,398       $    786
                                               ========       ========
  LIMITED PARTNERS                             $138,362       $ 77,781
                                               ========       ========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                    $  13.98       $   7.86
                                               ========       ========

INCOME PER LIMITED
  PARTNERSHIP UNIT - Note 4                    $   6.09       $   3.42
                                               ========       ========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

              Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

                 For the Three Months Ended March 31, 1997 and
                      For the Year Ended December 31, 1996


                                                 General       Limited
                                    Total        Partners      Partners
                                 ----------    -----------    ----------

BALANCE - January 1, 1996        $4,070,413    $(1,652,362)   $5,722,775

DISTRIBUTIONS TO PARTNERS          (864,000)             -      (864,000)

NET INCOME - for the year
  ended December 31, 1996           379,819          3,798       376,021
                                 ----------    -----------    ----------

BALANCE - December 31, 1996       3,586,232     (1,648,564)    5,234,796

DISTRIBUTIONS TO PARTNERS          (187,500)             -      (187,500)

NET INCOME - for the three
  months ended March 31,
  1997                              139,760          1,398       138,362
                                 ----------    -----------    ----------

BALANCE - March 31, 1997         $3,538,492    $(1,647,166)   $5,185,658
                                 ==========    ===========    ==========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)

                                                 Three Months    Three Months
                                                     Ended           Ended
                                                   March 31,       March 31,
                                                     1997            1996
                                                 -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Gross rents received from real estate
    operations                                      $ 570,381       $ 560,014
  Cash paid to suppliers and employees -
    including $21,700 and $23,670
    paid to related party in 1997
    and 1996, respectively                           (227,388)       (214,959)
  Interest paid                                       (77,388)        (80,908)
  Interest and other income received                   20,471          27,730
                                                    ---------       ---------
     Net cash provided by
       operating activities                           286,076         291,877
                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                 (32,588)        (64,508)
  Payments received on notes receivable                53,244          94,814
  Sales and closing costs                              (4,656)              -
                                                    ---------       ---------
     Net cash provided by
       investing activities                            16,000          30,306
                                                    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                          (187,500)       (175,000)
  Principal payments on secured
    notes payable                                     (12,602)         (7,732)
                                                    ---------       ---------
     Net cash used in
       financing activities                          (200,102)       (182,732)
                                                    ---------       ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                         101,974         139,451

CASH AND CASH EQUIVALENTS:
  BALANCE AT BEGINNING OF PERIOD                      631,598         671,430
                                                    ---------       ---------

  BALANCE AT END OF PERIOD                          $ 733,572       $ 810,881
                                                    =========       =========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)
                                  (Unaudited)


                                                    Three Months   Three Months
                                                        Ended           Ended
                                                      March 31,       March 31,
                                                        1997            1996
                                                    ------------   ------------

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
    Net income                                        $139,760     $    78,567
    Adjustments to reconcile net income
     to net cash provided by
      operating activities
        Depreciation and amortization                  103,504         153,401
    Changes in operating assets and
     liabilities
        Decrease (increase) in accounts
          receivable                                     1,022          (4,149)
        Decrease in prepaid expenses                    14,829          16,168
        Increase in other assets                            -             (924)
        Increase in accounts payable and
          accrued expenses                              29,623          52,264
        Decrease in deposits and advance
          rentals                                       (2,662)         (3,450)
                                                      --------        --------
     Net cash provided by
       operating activities                           $286,076        $291,877
                                                      ========        ========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                    March 31, 1997 and December 31, 1996 and
               For the Three Months Ended March 31, 1997 and 1996


NOTE 1 -  BASIS OF PRESENTATION

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

          Cash and Cash Equivalents
          -------------------------

          The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities ranging generally from one to three months. The Partnership considers all such items to be cash equivalents.

          Depreciation
          ------------

          Pursuant to generally accepted accounting principles the Partnership ceased to depreciate Warner Oaks Apartments ("Warner Oaks") from the time it determined to sell the property (see Note 5).

NOTE 2 -  SECURED NOTE PAYABLE

          Secured note payable at March 31, 1997 and December 31, 1996 consisted of:


                                                                              March 31,      December 31,
                                                                                 1997            1996
                                                                              ----------     ------------
          Note collateralized by a first trust deed, payable in monthly installments of $29,547, including interest until December 15,
          1996. Thereafter, the monthly payment changes annually on each
          December 15th. Interest accrues at 2.5% over the FHLB's 11th
          District Cost of Funds Index, not to exceed 12.9%, adjusted monthly. Unpaid principal and accrued interest are due November
          15, 2008. The interest rate in effect at March 31, 1997 and
          December 31, 1996 was 7.32% and 7.34%, respectively.                $4,209,718     $4,222,320
                                                                              ==========     ==========


                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    March 31, 1997 and December 31, 1996 and
               For the Three Months Ended March 31, 1997 and 1996


NOTE 3 -  TRANSACTIONS WITH RELATED PARTIES

          Pursuant to a former management agreement dated October 1, 1985, as amended, De Anza Assets, Inc., a former affiliate of the operating general partner (OGP), was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the priority distribution to the limited partners of 7% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of proceeds of the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. However, management fees payable subsequent to a consummated refinancing are not subordinated to the limited partners' priority return to the extent the subordination would have been caused by increased debt service charges. At March 31, 1997 and December 31, 1996, cumulative accrued fees of $565,022 to De Anza Assets, Inc. have been subordinated and are included in management and condominium conversion fees payable to affiliate or related party, as reflected in the balance sheets. Shortly before its sale to an affiliate of Manufactured Home Communities, Inc. (MHC), as discussed in Note 5, De Anza Assets, Inc. assigned its rights to receipt of these fees to the Gelfand Family Trust.

          On August 18, 1994, subsequent to the sale of the Mark and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 5, the property management of Warner Oaks and the two remaining spaces at San Luis Bay was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael
          D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. Management fees of $28,762 and $28,777 were deferred, but not accrued for the three months ended March 31, 1997 and 1996, respectively; the Partnership has determined, that based on the anticipated net proceeds from the disposition or refinancing of the property and their allocation under the terms of the Partnership Agreement, that it is not probable any deferred management fees would be paid. However, in the event there were sufficient proceeds, the deferred management fees would be paid at that time. At March 31, 1997 and December 31, 1996, cumulative accrued fees to Terra Vista of $153,500, have been subordinated and are included in management and condominium conversion fees payable to affiliate or related party. The Gelfand Family Trust has agreed to share equally any payment which is made to the Gelfand Family Trust for deferred management fees with Terra Vista until Terra Vista has been paid all outstanding deferred management fees due Terra Vista.

          Pursuant to the partnership agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites sold is due to an

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    March 31, 1997 and December 31, 1996 and
               For the Three Months Ended March 31, 1997 and 1996


NOTE 3 -  TRANSACTIONS WITH RELATED PARTIES (Continued)

          affiliate of the OGP (see Note 5). Payment of this fee has been deferred pursuant to the partnership agreement's requirement regarding subordination to payment of the limited partners' priority return and capital contribution, the general partners' incentive interest and deferred management fees. Subordinated cumulative accrued fees of $77,809 have been included in management and condominium conversion fees payable to an affiliate or related party at March 31, 1997 and December 31, 1996. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receive these fees to the Gelfand Family Trust.

          In addition, Terra Vista was paid $21,700 and $23,670 during the three months ended March 31, 1997 and 1996, respectively, for performing bookkeeping, legal, regional management, computer, disposition and investor relations services necessary for the operation of the Partnership and its properties.

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

NOTE 5 -  SALE OF PROPERTY AND EQUIPMENT

          San Luis Bay
          ------------

          On May 2, 1989, the Partnership entered into an agreement to sell San Luis Bay Mobile Estates (the 162-space mobile home community in Avila Beach, California) to the residents for an aggregate sales price of $8,850,000 and, pursuant to that agreement, subdivided the property into condominium units in 1991. The Partnership provided purchase money financing for up to 80% of the individual homesite price, payable in monthly payments, including interest at 10%, based on a loan amortization schedule of 30 years, with a balloon payment of unpaid principal and interest due at the end of seven years. At March 31, 1997 and December 31, 1996, respectively, the outstanding amounts due under such notes totaled $248,714 and $301,958. Those residents who purchased their homesites for cash received a 10% discount off their purchase price.

          The Partnership sold 160 homesites prior to 1995. The remaining two homesites are leased to tenants.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    March 31, 1997 and December 31, 1996 and
               For the Three Months Ended March 31, 1997 and 1996


NOTE 5 -  SALE OF PROPERTY AND EQUIPMENT (Continued)

          The Mark
          --------

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


          The MHC Reserve was required by MHC. It was released in 1995, at which time the gain on sale was recognized. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction. In August 1996, $29,001 of the Independent Committee Reserve was released and the gain on sale recognized and included in net income.

          Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds, represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $230,097. As these reserves are released or expended, gain on sale will be recognized. At March 31, 1997, and December 31, 1996, $159,096 of sale proceeds have been deferred and are included in deferred gain on sale, as reflected in the balance sheets.

          Possible Sale of Warner Oaks Apartments
          ---------------------------------------

          In March 1997, the Partnership listed Warner Oaks Apartments, located in Los Angeles and its remaining property, for sale. The Partnership anticipates the property will be sold in 1997, however there can be no assurance that a sale will be consummated, or if consummated that it will occur in 1997. Upon such a sale it is anticipated that the Partnership would be dissolved and terminated.

NOTE 6 -  SUBSEQUENT EVENT

          On May 1, 1997, the Partnership sold one of the two remaining spaces at San Luis Bay for $100,000. Net proceeds, after commission and sale and closing costs of $7,113, was $92,887.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity
---------


  The Partnership's quick ratios were 2.6:1 and 2.4:1, including unrestricted cash balances of $574,476 and $472,502 at March 31, 1997 and December 31, 1996, respectively. The increase in cash is mainly due to notes receivable prepayments and cash flows from operations that exceed partner distributions. The Partnership's cash balance is its immediate source of liquidity.

  On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during the three months ended March 31, 1997 were approximately $286,000. Should it become necessary to improve liquidity, the Partnership can reduce partner distributions, which totaled $187,500 during the three months ended March 31, 1997, arrange a short-term line of credit or refinance Warner Oaks.

  Subsequent to the sale of The Mark, the Partnership continues to operate Warner Oaks, the remaining property. In March 1997, the Partnership listed Warner Oaks for sale and anticipates that a closing would occur prior to the end of 1997; however, there can be no assurances that a sale will occur. The Partnership also owns two spaces at San Luis Bay Mobile Estates, one of which was sold on May 1, 1997, and various notes receivables related to the 1991 sale (see Notes 5 and 6 to the Financial Statements). Upon sale of Warner Oaks the Partnership expects to pursue the sale of its remaining space at San Luis Bay and collection of its notes receivable in order to liquidate and dissolve the Partnership.

  In November 1993, the Partnership refinanced Warner Oaks with a variable interest rate loan. The interest rate for the initial three months was 6.25%, thereafter the loan bears interest at 250 basis points over the Eleventh District Cost of Funds with caps on the maximum annual payment change of 7.5% of the current payment, and an interest rate cap of 12.9% over the life of the loan. This loan is subject to negative amortization. Future liquidity will be affected, unfavorably or favorably, to the extent the payment rate fluctuates. At March 31, 1997, the interest rate in effect was 7.32%.

  The Partnership has sold 160 of 162 spaces at San Luis Bay as of March 31, 1997 (see Notes 5 and 6 to the Financial Statements). Liquidity is expected to improve as the notes receivable from the buyers of San Luis Bay spaces mature, as discussed in Note 5 to the Financial Statements. As of March 31, 1997, the amount of the notes receivable outstanding was approximately $249,000. Liquidity also improves when the notes receivable are prepaid and when additional spaces are sold.

  Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Resources
-----------------


  The Partnership anticipates spending approximately $139,000 in 1997 for physical improvements at Warner Oaks, approximately $107,000 of which will be spent during the remainder of 1997. The Partnership is continuously reviewing the necessity for such expenditures in light of the expected sale of Warner Oaks. Funds for these improvements will be provided by cash generated from operations.

  As described above the Partnership is seeking to sell Warner Oaks in 1997. No assurances can be made that such a sale will occur. However, if it does the Partnership would endeavor to dispose of its remaining space at San Luis Bay and collect its notes receivable in order to liquidate as soon as practical.

  Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's capital resources. The Partnership does not contemplate any other material changes in the mix of its capital resources, other than as described above.


Results of Operations
---------------------


  Rental income increased 1.0% during the three months ended March 31, 1997, over the same period in 1996, primarily due to higher occupancy offset in part by higher uncollectible rent. Other income decreased due to less partner transfer fees received in 1997.

  Expenses decreased 12.2% during the three months ended March 31, 1997 over the same period in 1996. The decrease is almost entirely due to lower depreciation and amortization expense in 1997 because, according to generally accepted accounting principles, from the time the Partnership determined to sell Warner Oaks it ceased to depreciate the carrying value of the assets. Additionally, other expense decreased in 1997 due to lower advertising and partner mailings costs.

  Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.  OTHER INFORMATION


ITEM NUMBER
-----------


  1. LEGAL PROCEEDINGS

     No new material legal proceedings were commenced during the three months ended March 31, 1997 and there are none pending.

  2. CHANGES IN SECURITIES

     None.

  3. DEFAULTS UPON SENIOR SECURITIES

     None.

  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

  5. OTHER INFORMATION

     None.

  6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                        DE ANZA PROPERTIES - XII, LTD.
                                                 (Registrant)




                                        By  DE ANZA CORPORATION
                                            A California Corporation
                                            Operating General Partner




Date:  May 13, 1997                     By  /s/ Michael D. Gelfand
                                            ----------------------
                                            Michael D. Gelfand
                                            President and
                                              Chief Financial Officer