Form 10-Q
period 1997-06-30
DE ANZA PROPERTIES XII LTD
filed 1997-08-12
CIK 351509

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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

                               TABLE OF CONTENTS
                               -----------------



PART I.             FINANCIAL INFORMATION
-------             ---------------------

ITEM 1.             FINANCIAL STATEMENTS

                    Balance Sheets                                            3

                    Statements of Income                                      5

                    Statements of Changes in Partners'
                      Capital (Deficit)                                       7

                    Statements of Cash Flows                                  8

                    Notes to Financial Statements                            10


ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS                                               14



PART II.            OTHER INFORMATION                                        16
--------            -----------------

PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS


                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)


                                             June 30,   December 31,
                                               1997         1996
                                           -----------  ------------
ASSETS

CASH AND CASH EQUIVALENTS - including
 restricted deposits of $159,096 at
 June 30, 1997 and December 31, 1996 -
 Notes 1 and 5                             $   813,215   $   631,598



ACCOUNTS RECEIVABLE                              6,610         7,923

PREPAID EXPENSES                                 9,886        39,545
                                           -----------   -----------
                                               829,711       679,066
                                           -----------   -----------

NOTES RECEIVABLE - Note 5                      247,423       301,958
                                           -----------   -----------

PROPERTY AND EQUIPMENT - Notes 2 and 5
    Land                                     1,179,884     1,184,605
    Land improvements                        3,506,766     3,437,005
    Buildings and improvements               9,914,218     9,933,168
    Furniture and equipment                    478,119       469,216
                                           -----------   -----------
                                            15,078,987    15,023,994

  Less accumulated depreciation              7,270,534     7,180,893
                                           -----------   -----------
                                             7,808,453     7,843,101
                                           -----------   -----------

OTHER ASSETS
  Loan costs - less accumulated
   amortization of $23,253 and
   $20,008 at June 30, 1997 and
   December 31, 1996, respectively
   - Note 2                                     74,081        77,326
  Other                                         12,221         4,420
                                           -----------   -----------
                                                86,302        81,746
                                           -----------   -----------

                                           $ 8,971,889   $ 8,905,871
                                           ===========   ===========


See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                           Balance Sheets (Continued)
                                  (Unaudited)


                                            June 30,    December 31,
                                              1997          1996
                                           ----------   ------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
  including $13,691 and $6,399 due to
  related party at June 30, 1997
  and December 31, 1996, respectively      $    79,974    $    92,710

DEPOSITS AND ADVANCE RENTALS                    43,528         49,182

DEFERRED GAIN ON SALE - Note 5                 159,096        159,096

MANAGEMENT AND CONDOMINIUM CONVERSION
  FEES PAYABLE TO AFFILIATE OR RELATED
  PARTY - Note 3                               796,331        796,331


SECURED NOTE PAYABLE - Note 2                4,196,335      4,222,320
                                           -----------    -----------
                                             5,275,264      5,319,639
                                           -----------    -----------

PARTNERS' CAPITAL (DEFICIT)
  General partners                          (1,643,710)    (1,648,564)
  Limited partners, 22,719 units issued
    and outstanding                          5,340,335      5,234,796
                                           -----------    -----------
                                             3,696,625      3,586,232
                                           -----------    -----------

                                           $ 8,971,889    $ 8,905,871
                                           ===========    ===========

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                              Statements of Income
                                  (Unaudited)


                                           Six Months   Six Months
                                             Ended        Ended
                                            June 30,     June 30,
                                              1997         1996
                                           ----------   ----------

INCOME
  Rent                                     $1,134,559   $1,104,657
  Other                                        91,895       27,677
  Interest and dividends                       25,240       29,374
  Gain on sale of property and equipment       76,998            -
                                           ----------   ----------
                                            1,328,692    1,161,708
                                           ----------   ----------

EXPENSES
  Interest                                    153,491      159,219
  Maintenance, repairs and supplies           127,246      131,282
  Depreciation and amortization               105,317      306,773
  Professional fees and services -
    including $29,057 and $31,360 paid
    to related party in 1997 and 1996,
    respectively - Note 3                      98,616       92,292
  Salaries - including $7,612 and $9,506
    paid to related party in 1997 and
    1996, respectively - Note 3                96,785       97,507
  Utilities                                    88,507       90,478
  Real estate taxes                            77,806       75,885
  Other                                        44,344       44,348
  Insurance                                    29,838       32,545
  Payroll taxes and employee benefits          21,349       20,794
                                           ----------   ----------
                                              843,299    1,051,123
                                           ----------   ----------

NET INCOME                                 $  485,393   $  110,585
                                           ==========   ==========

NET INCOME
  GENERAL PARTNERS                         $    4,854   $    1,106
                                           ==========   ==========
  LIMITED PARTNERS                         $  480,539   $  109,479
                                           ==========   ==========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                $    48.54   $    11.06
                                           ==========   ==========

INCOME PER LIMITED
  PARTNERSHIP UNIT - Note 4                $    21.15   $     4.82
                                           ==========   ==========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                              Statements of Income
                                  (Unaudited)


                                           Three Months   Three Months
                                              Ended          Ended
                                             June 30,       June 30,
                                               1997           1996
                                           ------------   ------------

INCOME
  Rent                                         $562,653       $538,163
  Other                                          84,159         15,155
  Interest and dividends                         12,790         14,628
  Gain on sale of property and equipment         76,998              -
                                               --------       --------
                                                736,600        567,946
                                               --------       --------

EXPENSES
  Interest                                       77,008         78,499
  Maintenance, repairs and supplies              74,253         80,755
  Depreciation and amortization                   1,813        153,372
  Professional fees and services -
    including $15,966 and $13,781 paid
    to related party in 1997 and 1996,
    respectively - Note 3                        53,190         42,422
  Salaries - including $3,889 and $5,106
    paid to related party in 1997 and
    1996, respectively - Note 3                  49,254         49,356
  Utilities                                      43,292         45,032
  Real estate taxes                              38,498         37,943
  Other                                          28,842         22,449
  Insurance                                      14,916         16,265
  Payroll taxes and employee benefits             9,901          9,835
                                               --------       --------
                                                390,967        535,928
                                               --------       --------

NET INCOME                                     $345,633       $ 32,018
                                               ========       ========

NET INCOME
  GENERAL PARTNERS                             $  3,456       $    320
                                               ========       ========
  LIMITED PARTNERS                             $342,177       $ 31,698
                                               ========       ========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                    $  34.56       $   3.20
                                               ========       ========

INCOME PER LIMITED
  PARTNERSHIP UNIT - Note 4                    $  15.06       $   1.40
                                               ========       ========

See accompanying notesd to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

              Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

                   For the Six Months Ended June 30, 1997 and
                      For the Year Ended December 31, 1996

                                                 General       Limited
                                   Total        Partners       Partners
                                 ----------    -----------    ----------

BALANCE - January 1, 1996        $4,070,413    $(1,652,362)   $5,722,775

DISTRIBUTIONS TO PARTNERS          (864,000)             -      (864,000)

NET INCOME - for the year
  ended December 31, 1996           379,819          3,798       376,021
                                 ----------    -----------    ----------

BALANCE - December 31, 1996       3,586,232     (1,648,564)    5,234,796

DISTRIBUTIONS TO PARTNERS          (375,000)             -      (375,000)

NET INCOME - for the six
  months ended June 30,
  1997                              485,393          4,854       480,539
                                 ----------    -----------    ----------

BALANCE - June 30, 1997          $3,696,625    $(1,643,710)   $5,340,335
                                 ==========    ===========    ==========

See accompanying notes to financial statments.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)

                                           Six Months    Six Months
                                              Ended         Ended
                                            June 30,      June 30,
                                              1997          1996
                                           -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Gross rents received from real estate
    operations                             $1,130,079    $1,103,075
  Cash paid to suppliers and employees -
    including $38,990 and $43,515
    paid to related party in 1997
    and 1996, respectively                   (566,762)     (566,309)
  Interest paid                              (153,996)     (160,202)
  Interest and other income received          116,973        57,999
                                           ----------    ----------

     Net cash provided by
       operating activities                   526,294       434,563
                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment         (81,604)     (153,236)
  Payments received on notes receivable        54,535       133,702
  Sale of property and equipment              100,000             -
  Sales and closing costs                     (16,623)            -
                                           ----------    ----------

     Net cash provided by (used in)
       investing activities                    56,308       (19,534)
                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                  (375,000)     (350,000)
  Principal payments on secured
    notes payable                             (25,985)      (17,078)
                                           ----------    ----------

     Net cash used in
       financing activities                  (400,985)     (367,078)
                                           ----------    ----------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                 181,617        47,951

CASH AND CASH EQUIVALENTS:
  BALANCE AT BEGINNING OF PERIOD              631,598       671,430
                                           ----------    ----------

  BALANCE AT END OF PERIOD                 $  813,215    $  719,381
                                           ==========    ==========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)
                                  (Unaudited)


                                           Six Months    Six Months
                                              Ended         Ended
                                            June 30,      June 30,
                                              1997          1996
                                           -----------   -----------

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
    Net income                               $485,393      $110,585
    Adjustments to reconcile net income
     to net cash provided by
      operating activities
        Depreciation and amortization         105,317       306,773
        Gain on sale of property and
         equipment                            (76,998)            -
    Changes in operating assets and
     liabilities
        Decrease in accounts receivable         1,313         5,546
        Decrease in prepaid expenses           29,659        32,336
        Increase in other assets                    -        (3,028)
        Decrease in accounts payable and
          accrued expenses                   (12,736)      (12,599)
        Decrease in deposits and advance
          rentals                             (5,654)       (5,050)
                                             --------      --------

     Net cash provided by
       operating activities                  $526,294      $434,563
                                             ========      ========


                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                    June 30, 1997 and December 31, 1996 and
           For the Six and Three Months Ended June 30, 1997 and 1996


NOTE 1 -             BASIS OF PRESENTATION

                     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the six and three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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

NOTE 2 -             SECURED NOTE PAYABLE

                     Secured note payable at June 30, 1997 and December 31, 1996 consisted of:

                                            June 30,     December 31,
                                              1997           1996
                                           ----------    ------------
Note collateralized by a first trust
deed, payable in monthly installments
of $29,997, including interest until
December 15, 1997.
Thereafter, the monthly payment changes
annually on each December 15th.
Interest accrues at 2.5% over the
FHLB's 11th District Cost of Funds
Index, not to exceed 12.9%, adjusted
monthly. Unpaid principal and accrued
interest are due November 15, 2008.
The interest rate in effect at June
30, 1997 and December 31, 1996 was
7.32% and 7.34%, respectively.             $4,196,335     $4,222,320
                                           ==========     ==========

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    June 30, 1997 and December 31, 1996 and
           For the Six and Three Months Ended June 30, 1997 and 1996


NOTE 3 -       TRANSACTIONS WITH RELATED PARTIES

               Pursuant to a former management agreement dated October 1, 1985, as amended, De Anza Assets, Inc., a former affiliate of the operating general partner (OGP), was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the priority distribution to the limited partners of 7% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of proceeds of the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. However, management fees payable subsequent to a consummated refinancing are not subordinated to the limited partners' priority return to the extent the subordination would have been caused by increased debt service charges. At June 30, 1997 and December 31, 1996, cumulative accrued fees of $565,022 to De Anza Assets, Inc. have been subordinated and are included in management and condominium conversion fees payable to affiliate or related party, as reflected in the balance sheets. Shortly before its sale to an affiliate of Manufactured Home Communities, Inc. (MHC), as discussed in Note 5, De Anza Assets, Inc. assigned its rights to receipt of these fees to the Gelfand Family Trust.

               On August 18, 1994, subsequent to the sale of the Mark and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 5, the property management of Warner Oaks and the two remaining spaces at San Luis Bay was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. Management fees of $57,496 and $56,160 were deferred, but not accrued for the six months ended June 30, 1997 and 1996, respectively. Of the $57,496, $28,734 is attributable to the three months ended June 30, 1997 (compared to $27,383 deferred, but not accrued for the three months ended June 30,
               1996). The Partnership has determined, that based on the anticipated net proceeds from the disposition or refinancing of the property and their allocation under the terms of the Partnership Agreement, that it is not probable any deferred management fees would be paid. However, in the event there were sufficient proceeds, the deferred management fees would be paid at that time. At June 30, 1997 and December 31, 1996, cumulative accrued fees to Terra Vista of $153,500, have been subordinated and are included in management and condominium conversion fees payable to affiliate or related party. The Gelfand Family Trust has agreed to share equally any payment which is made to the Gelfand Family Trust for deferred management fees with Terra Vista until Terra Vista has been paid all outstanding deferred management fees due Terra Vista.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    June 30, 1997 and December 31, 1996 and
           For the Six and Three Months Ended June 30, 1997 and 1996


NOTE 3 -             TRANSACTIONS WITH RELATED PARTIES (Continued)

                     Pursuant to the partnership agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites sold is due to an affiliate of the OGP (see Note 5). Payment of this fee has been deferred pursuant to the partnership agreement's requirement regarding subordination to payment of the limited partners' priority return and capital contribution, the general partners' incentive interest and deferred management fees. Subordinated cumulative accrued fees of $77,809 have been included in management and condominium conversion fees payable to an affiliate or related party at June 30, 1997 and December 31, 1996. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receive these fees to the Gelfand Family Trust.

                     In addition, Terra Vista was paid $38,990 and $43,515 during the six months ended June 30, 1997 and 1996, respectively, for performing bookkeeping, legal, regional management, computer, disposition and investor relations services necessary for the operation of the Partnership and its properties. Of the $38,990, $17,290 is attributable to the three months ended June 30, 1997 (compared to $19,845 paid for the three months ended June 30, 1996).

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

NOTE 5 -             SALE OF PROPERTY AND EQUIPMENT

                     San Luis Bay
                     ------------

                     On May 2, 1989, the Partnership entered into an agreement to sell San Luis Bay Mobile Estates (the 162-space mobile home community in Avila Beach, California) to the residents for an aggregate sales price of $8,850,000 and, pursuant to that agreement, subdivided the property into condominium units in 1991. The Partnership provided purchase money financing for up to 80% of the individual homesite price, payable in monthly payments, including interest at 10%, based on a loan amortization schedule of 30 years, with a balloon payment of unpaid principal and interest due at the end of seven years. At June 30, 1997 and December 31, 1996, respectively, the outstanding amounts due under such notes totaled $247,423 and $301,958. Those residents who purchased their homesites for cash received a 10% discount off their purchase price.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    June 30, 1997 and December 31, 1996 and
           For the Six and Three Months Ended June 30, 1997 and 1996


NOTE 5 -             SALE OF PROPERTY AND EQUIPMENT (Continued)

                     San Luis Bay (continued)
                     ------------------------

                     The Partnership sold 160 homesites prior to 1995. On May 1, 1997, the Partnership sold one of the two remaining spaces at San Luis Bay for $100,000. Net proceeds, after commission and sale and closing costs of $7,112, was $92,888. The sole remaining homesite is leased to a resident.

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

                     Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds, represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $230,097. As these reserves are released or expended, gain on sale will be recognized. At June 30, 1997, and December 31, 1996, $159,096 of sale proceeds have been deferred and are included in deferred gain on sale, as reflected in the balance sheets.

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

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity
---------


The Partnership's quick ratios were 3.7:1 and 2.4:1, including unrestricted cash balances of $654,119 and $472,502 at June 30, 1997 and December 31, 1996,
respectively. The increase in cash is mainly due to notes receivable prepayments and the sale of a space at San Luis Bay. The Partnership's cash balance is its immediate source of liquidity.

On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during the six months ended June 30, 1997 were approximately $526,000. Should it become necessary to improve liquidity, the Partnership can reduce partner distributions, which totaled $375,000 during the six months ended June 30, 1997, arrange a short-term line of credit or refinance Warner Oaks.

Subsequent to the sale of The Mark, the Partnership continues to operate Warner Oaks, the remaining property. In March 1997, the Partnership listed Warner Oaks for sale and anticipates that a closing would occur prior to the end of 1997; however, there can be no assurances that a sale will occur. The Partnership also owns one space at San Luis Bay Mobile Estates and various notes receivables related to the 1991 sale (see Note 5 to the Financial Statements). Upon sale of Warner Oaks the Partnership expects to pursue the sale of its remaining space at San Luis Bay and collection of its notes receivable in order to liquidate and dissolve the Partnership.

In November 1993, the Partnership refinanced Warner Oaks with a variable interest rate loan. The interest rate for the initial three months was 6.25%, thereafter the loan bears interest at 250 basis points over the Eleventh District Cost of Funds with caps on the maximum annual payment change of 7.5% of the current payment, and an interest rate cap of 12.9% over the life of the loan. This loan is subject to negative amortization. Future liquidity will be affected, unfavorably or favorably, to the extent the payment rate fluctuates. At June 30, 1997, the interest rate in effect was 7.32%.

The Partnership has sold 161 of 162 spaces at San Luis Bay as of June 30, 1997 (see Note 5 to the Financial Statements). Liquidity is expected to improve as the notes receivable from the buyers of San Luis Bay spaces mature, as discussed in Note 5 to the Financial Statements. As of June 30, 1997, the amount of the notes receivable outstanding was approximately $247,000. Liquidity also improves when the notes receivable are prepaid and if the remaining space is sold.

Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Capital Resources
-----------------


The Partnership anticipates spending approximately $139,000 in 1997 for physical improvements at Warner Oaks, approximately $57,000 of which will be spent during the remainder of 1997. The Partnership is continuously reviewing the necessity for such expenditures in light of the expected sale of Warner Oaks. Funds for these improvements will be provided by cash generated from operations.

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


Results of Operations
---------------------


Rental income increased 2.7% and 4.6% during the six and three months ended June 30, 1997, respectively, over the same periods in 1996, primarily due to higher occupancy. Other income increased in 1997 due to receipt of a legal settlement of litigation regarding a matter at The Mark that occurred prior to the sale of that property in 1994. Gain of the sale of a space at San Luis Bay increased 1997 income while no such sale occurred in 1996.

Expenses decreased 19.8% and 27.0% during the six and three months ended June 30, 1997, respectively, over the same periods in 1996. The decrease is almost entirely due to lower depreciation and amortization expense in 1997 because, according to generally accepted accounting principles, from the time the Partnership determined to sell Warner Oaks it ceased to depreciate the carrying value of the assets. Additionally, interest expense decreased in 1997 due to declining principal balances. Partly offsetting these decreases was an increase in professional fees and services due to legal fees paid in connection with obtaining the cash legal settlement included in other income in 1997.

Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.  OTHER INFORMATION


ITEM NUMBER
-----------


  1. LEGAL PROCEEDINGS

     No new material legal proceedings were commenced during the three months ended June 30, 1997 and there are none pending.

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



                            DE ANZA PROPERTIES - XII, LTD.
                                     (Registrant)




                              By  DE ANZA CORPORATION
                                  A California Corporation
                                  Operating General Partner




Date:  August 12, 1997        By  /s/ Michael D. Gelfand
                                  ----------------------
                                  Michael D. Gelfand
                                  President and
                                    Chief Financial Officer