Form 10-Q
period 1997-09-30
DE ANZA PROPERTIES XII LTD
filed 1997-11-12
CIK 351509

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------


[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

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


         Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.0-3(b) (17 CFR 240.0-3(b)), the pages of this document have been numbered sequentially. The total number of pages contained herein is 18.

                               TABLE OF CONTENTS
                               -----------------




PART I.  FINANCIAL INFORMATION
------   ---------------------

ITEM 1.  FINANCIAL STATEMENTS

           Balance Sheets                                  3

           Statements of Income                            5

           Statements of Changes in Partners'
             Capital (Deficit)                             7

           Statements of Cash Flows                        8

           Notes to Financial Statements                  10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                       15



PART II. OTHER INFORMATION                                17
-------  -----------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                                Balance Sheets
                                  (Unaudited)


                                                  September 30,   December 31,
                                                      1997            1996
                                                  ------------    -----------

                                     ASSETS

CASH AND CASH EQUIVALENTS - including restricted
  deposits of $159,096 at December 31, 1996 -
  Note 1                                           $   848,466    $   631,598



ACCOUNTS RECEIVABLE                                      4,586          7,923

PREPAID EXPENSES                                        52,679         39,545
                                                   -----------    -----------
                                                       905,731        679,066
                                                   -----------    -----------

NOTES RECEIVABLE - Note 5                              246,098        301,958
                                                   -----------    -----------

PROPERTY AND EQUIPMENT - Notes 2 and 5
    Land                                             1,179,884      1,184,605
    Land improvements                                3,535,702      3,437,005
    Buildings and improvements                       9,914,218      9,933,168
    Furniture and equipment                            482,159        469,216
                                                   -----------    -----------
                                                    15,111,963     15,023,994

  Less accumulated depreciation                      7,270,584      7,180,893
                                                   -----------    -----------
                                                     7,841,379      7,843,101
                                                   -----------    -----------

OTHER ASSETS
  Loan costs - less accumulated amortization
    of $24,875 and $20,008 at September 30, 1997
    and December 31, 1996, respectively - Note 2        72,459         77,326
  Other                                                 25,359          4,420
                                                   -----------    -----------
                                                        97,818         81,746
                                                   -----------    -----------

                                                   $ 9,091,026    $ 8,905,871
                                                   ===========    ===========

   See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                          Balance Sheets (Continued)
                                  (Unaudited)


                                                  September 30,   December 31,
                                                      1997            1996
                                                  -------------   ------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
  including $9,716 and $6,399 due to
  related party at September 30, 1997
  and December 31, 1996, respectively              $   143,159      $  92,710

DEPOSITS AND ADVANCE RENTALS                            43,560         49,182

DEFERRED GAIN ON SALE - Note 5                              -         159,096

MANAGEMENT AND CONDOMINIUM CONVERSION
  FEES PAYABLE TO AFFILIATE OR RELATED PARTY -
  Note 3                                               796,331        796,331


SECURED NOTE PAYABLE - Note 2                        4,183,333      4,222,320
                                                   -----------     ----------
                                                     5,166,383      5,319,639
                                                   -----------     ----------

PARTNERS' CAPITAL (DEFICIT)
  General partners                                  (1,639,555)    (1,648,564)
  Limited partners, 22,719 units issued
    and outstanding                                  5,564,198      5,234,796
                                                   -----------     ----------
                                                     3,924,643      3,586,232
                                                   -----------     ----------

                                                   $ 9,091,026     $8,905,871
                                                   ===========     ==========

   See acccompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                             Statements of Income
                                  (Unaudited)


                                                  Nine Months     Nine Months
                                                     Ended           Ended
                                                 September 30,   September 30,
                                                     1997            1996
                                                -------------   -------------

INCOME
  Rent                                            $1,697,962      $1,685,231
  Other                                              101,198          36,412
  Interest and dividends                              38,159          44,506
  Gain on sale of property and equipment             236,094          29,001
                                                  ----------      ----------
                                                   2,073,413       1,795,150
                                                  ----------      ----------

EXPENSES
  Interest                                           230,975         237,442
  Maintenance, repairs and supplies                  183,728         187,954
  Salaries - including $11,736 and $13,759
    paid to related party in 1997 and
    1996, respectively - Note 3                      149,211         146,917
  Utilities                                          135,789         134,275
  Professional fees and services -
    including $43,980 and $47,766 paid
    to related party in 1997 and 1996,
    respectively - Note 3                            119,559         125,372
  Real estate taxes                                  116,638         114,940
  Depreciation and amortization                      106,989         460,160
  Other                                               54,745          69,356
  Insurance                                           44,599          48,363
  Payroll taxes and employee benefits                 30,269          30,986
                                                  ----------      ----------
                                                   1,172,502       1,555,765
                                                  ----------      ----------

NET INCOME                                        $  900,911      $  239,385
                                                  ==========      ==========
NET INCOME
  GENERAL PARTNERS                                $    9,009      $    2,394
                                                  ==========      ==========
  LIMITED PARTNERS                                $  891,902      $  236,991
                                                  ==========      ==========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                       $    90.09      $    23.94
                                                  ==========      ==========

INCOME PER LIMITED
  PARTNERSHIP UNIT - Note 4                       $    39.26      $    10.43
                                                  ==========      ==========

   See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                             Statements of Income
                                  (Unaudited)


                                                 Three Months    Three Months
                                                    Ended           Ended
                                                  September 30,   September 30,
                                                      1997            1996
                                                 -------------   -------------

INCOME
  Rent                                             $563,403         $580,574
  Other                                               9,303            8,735
  Interest and dividends                             12,919           15,132
  Gain on sale of property and equipment            159,096           29,001
                                                   --------         --------
                                                    744,721          633,442
                                                   --------         --------

EXPENSES
  Interest                                           77,484           78,223
  Maintenance, repairs and supplies                  56,482           56,672
  Salaries - including $4,124 and $4,253
    paid to related party in 1997 and
    1996, respectively - Note 3                      52,426           49,410
  Utilities                                          47,282           43,797
  Professional fees and services -
    including $14,923 and $16,406 paid
    to related party in 1997 and 1996,
    respectively - Note 3                            20,943           33,080
  Real estate taxes                                  38,832           39,055
  Depreciation and amortization                       1,672          153,387
  Other                                              10,401           25,009
  Insurance                                          14,761           15,818
  Payroll taxes and employee benefits                 8,920           10,192
                                                   --------         --------
                                                    329,203          504,643
                                                   --------         --------

NET INCOME                                         $415,518         $128,799
                                                   ========         ========

NET INCOME
  GENERAL PARTNERS                                 $  4,155         $  1,288
                                                   ========         ========
  LIMITED PARTNERS                                 $411,363         $127,511
                                                   ========         ========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                        $  41.55         $  12.88
                                                   ========         ========

INCOME PER LIMITED
  PARTNERSHIP UNIT - Note 4                        $  18.11         $   5.61
                                                   ========         ========


  See accompanying notes to financial statements.

                            (A Limited Partnership)

             Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

               For the Nine Months Ended September 30, 1997 and
                     For the Year Ended December 31, 1996




                                                       General        Limited
                                          Total        Partners      Partners
                                       -----------   ------------   -----------

BALANCE - January 1, 1996               $4,070,413    $(1,652,362)   $5,722,775

DISTRIBUTIONS TO PARTNERS                 (864,000)            -       (864,000)

NET INCOME - for the year
  ended December 31, 1996                  379,819          3,798       376,021
                                        ----------    -----------    ----------

BALANCE - December 31, 1996              3,586,232     (1,648,564)    5,234,796

DISTRIBUTIONS TO PARTNERS                 (562,500)            -       (562,500)

NET INCOME - for the nine
  months ended September 30,
  1997                                     900,911          9,009       891,902
                                        ----------    -----------    ----------

BALANCE - September 30, 1997            $3,924,643    $(1,639,555)   $5,564,198
                                        ==========    ===========    ==========

  See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                           Statements of Cash Flows
                                  (Unaudited)


                                            Nine Months      Nine Months
                                               Ended            Ended
                                           September 30,    September 30,
                                                1997            1996
                                           --------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Gross rents received from real estate
    operations                                $1,694,912       $1,679,250
  Cash paid to suppliers and employees -
    including $76,804 and $65,194
    paid to related party in 1997
    and 1996, respectively                      (796,394)        (807,505)
  Interest paid                                 (231,402)        (238,503)
  Interest and other income received             139,720           81,671
                                              ----------      -----------

      Net cash provided by
       operating activities                      806,836          714,913
                                              ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment           (114,580)        (210,493)
  Payments received on notes receivable           55,860          134,928
  Sale of property and equipment                 100,000               -
  Sales and closing costs                        (29,761)              -
                                               ---------      -----------

     Net cash provided by (used in)
         investing activities                     11,519          (75,565)
                                               ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                     (562,500)        (525,000)
  Principal payments on secured
    notes payable                                (38,987)         (28,058)
                                               ---------      -----------

      Net cash used in
       financing activities                     (601,487)        (553,058)
                                               ---------      -----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   216,868           86,290


CASH AND CASH EQUIVALENTS:
   BALANCE AT BEGINNING OF PERIOD                631,598          671,430
                                              ----------      -----------

     BALANCE AT END OF PERIOD                 $  848,466       $  757,720
                                              ==========      ===========

   See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                     Statements of Cash Flows (Continued)
                                  (Unaudited)


                                                           Nine Months      Nine Months
                                                              Ended            Ended
                                                          September 30,    September 30,
                                                               1997            1996
                                                          --------------   -------------

RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES
     Net income                                              $ 900,911       $ 239,385
     Adjustments to reconcile net income
      to net cash provided by
      operating activities
        Depreciation and amortization                          106,989         460,160
        Gain on sale of property and equipment                (236,094)        (29,001)
     Changes in operating assets and
       liabilities
         Decrease in accounts receivable                         3,337             247
         Increase in prepaid expenses                          (13,134)        (11,260)
         Decrease in other assets                                   -              716
         Increase in accounts payable and
           accrued expenses                                     50,449          59,011
         Decrease in deposits and advance
           rentals                                              (5,622)         (4,345)
                                                              --------       ---------

           Net cash provided by
           operating activities                               $806,836        $714,913
                                                              ========      ==========


  See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                 September 30, 1997 and December 31, 1996 and
        For the Nine and Three Months Ended September 30, 1997 and 1996


NOTE 1 -    BASIS OF PRESENTATION

            The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the nine and three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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

NOTE 2 -    SECURED NOTE PAYABLE

            Secured note payable at September 30, 1997 and December 31, 1996 consisted of:

                                                     September 30,       December 31,
                                                         1997               1996
                                                     ------------       ------------
            Note collateralized by a first
            trust deed, payable in monthly
            installments of $29,997, including
            interest until December 15, 1997.
            Thereafter, the monthly payment
            changes annually on each December
            15th.  Interest accrues at 2.5%
            over the FHLB's 11th District Cost
            of Funds Index, not to exceed 12.9%,
            adjusted monthly. Unpaid principal
            and accrued interest are due
            November 15, 2008. The interest rate
            in effect at September 30, 1997 and
            December 31, 1996 was 7.39% and
            7.34%, respectively.                     $4,183,333       $4,222,320
                                                     ==========       ==========


                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                 September 30, 1997 and December 31, 1996 and
        For the Nine and Three Months Ended September 30, 1997 and 1996

NOTE 3 -    TRANSACTIONS WITH RELATED PARTIES

            Pursuant to a former management agreement dated October 1, 1985, as amended, De Anza Assets, Inc., a former affiliate of the operating general partner (OGP), was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the priority distribution to the limited partners of 7% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of proceeds of the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. However, management fees payable subsequent to a consummated refinancing are not subordinated to the limited partners' priority return to the extent the subordination would have been caused by increased debt service charges. At September 30, 1997 and December 31, 1996, cumulative accrued fees of $565,022 to De Anza Assets, Inc. have been subordinated and are included in management and condominium conversion fees payable to affiliate or related party, as reflected in the balance sheets. Shortly before its sale to an affiliate of Manufactured Home Communities, Inc. (MHC), as discussed in Note 5, De Anza Assets, Inc. assigned its rights to receipt of these fees to the Gelfand Family Trust.

            On August 18, 1994, subsequent to the sale of the Mark and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 5, the property management of Warner Oaks and the two remaining spaces at San Luis Bay was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. Management fees of $86,074 and $85,614 were deferred, but not accrued for the nine months ended September 30, 1997 and 1996, respectively. Of the $86,074, $28,578 is attributable to the three months ended September 30, 1997 (compared to $29,453 deferred, but not accrued for the three months ended September 30, 1996). The Partnership has determined, that based on the anticipated net proceeds from the disposition or refinancing of the property and their allocation under the terms of the Partnership Agreement, that it is not probable any deferred management fees would be paid. However, in the event there were sufficient proceeds, the deferred management fees would be paid at that time. At September 30, 1997 and December 31, 1996, cumulative accrued fees to Terra Vista of $153,500, have been subordinated and are included in management and condominium conversion fees payable to affiliate or related party. The Gelfand Family Trust has agreed to share equally any payment which is made to the Gelfand Family Trust for deferred management fees with Terra Vista until Terra Vista has been paid all outstanding deferred management fees due Terra Vista.

            Pursuant to the partnership agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites sold is due to an

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                 September 30, 1997 and December 31, 1996 and
        For the Nine and Three Months Ended September 30, 1997 and 1996

NOTE 3 -    TRANSACTIONS WITH RELATED PARTIES (Continued)

            affiliate of the OGP (see Note 5). Payment of this fee has been deferred pursuant to the partnership agreement's requirement regarding subordination to payment of the limited partners' priority return and capital contribution, the general partners' incentive interest and deferred management fees. Subordinated cumulative accrued fees of $77,809 have been included in management and condominium conversion fees payable to an affiliate or related party at September 30, 1997 and December 31, 1996. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receive these fees to the Gelfand Family Trust.

            In addition, Terra Vista was paid $76,804 and $65,194 during the nine months ended September 30, 1997 and 1996, respectively, for performing bookkeeping, legal, regional management, computer, disposition and investor relations services necessary for the operation of the Partnership and its properties. Of the $76,804, $37,814 is attributable to the three months ended September 30, 1997 (compared to $21,679 paid for the three months ended September 30, 1996).

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

NOTE 5 -    SALE OF PROPERTY AND EQUIPMENT

            San Luis Bay
            ------------

            On May 2, 1989, the Partnership entered into an agreement to sell San Luis Bay Mobile Estates (the 162-space mobile home community in Avila Beach, California) to the residents for an aggregate sales price of $8,850,000 and, pursuant to that agreement, subdivided the property into condominium units in 1991. The Partnership provided purchase money financing for up to 80% of the individual homesite price, payable in monthly payments, including interest at 10%, based on a loan amortization schedule of 30 years, with a balloon payment of unpaid principal and interest due at the end of seven years. At September 30, 1997 and December 31, 1996, respectively, the outstanding amounts due under such notes totaled $246,098 and $301,958. Those residents who purchased their homesites for cash received a 10% discount off their purchase price.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                 September 30, 1997 and December 31, 1996 and
        For the Nine and Three Months Ended September 30, 1997 and 1996


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

            The MHC Reserve was required by MHC. It was released in 1995, at which time the gain on sale was recognized. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction. In August 1996, $29,001 of the Independent Committee Reserve was released and the gain on sale recognized and included in net income. In August 1997, the remaining balance of the Independent Committee Reserve, $29,002, and the General Reserve of $130,094, were released and the gain on sale recognized and included in net income.

            Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds, represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $230,097. As these reserves are released or expended, gain on sale is recognized. At December 31, 1996, $159,096 of sale proceeds have been deferred and are included in deferred gain on sale, as reflected in the balance sheets while at September 30, 1997, all reserves were released with no deferred gain on sale reflected in the balance sheets.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                 September 30, 1997 and December 31, 1996 and
        For the Nine and Three Months Ended September 30, 1997 and 1996


NOTE 6 -    SUBSEQUENT EVENT - POTENTIAL SALE OF WARNER OAKS APARTMENTS

            In March 1997, the Partnership listed Warner Oaks Apartments, located in Los Angeles, its remaining property, for sale. In October 1997, the Partnership entered into a contingent contract to sell the property to Bay Apartment Communities, Inc., an unaffiliated entity, for $20 million dollars, all cash. The currently scheduled closing date is in January 1998, however there can be no assurance that a sale will be consummated, or if consummated that it will occur at that time or for that amount. Upon such a sale it is anticipated that the Partnership would be dissolved and terminated.

ITEM 2.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity
---------


  The Partnership's quick ratios were 3.6:1 and 2.4:1, including unrestricted cash balances of $848,466 and $472,502 at September 30, 1997 and December 31, 1996, respectively. The increase in cash is mainly due to notes receivable prepayments, the sale of a space at San Luis Bay and the release of restricted cash reserves. The Partnership's cash balance is its immediate source of liquidity.

  On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during the nine months ended September 30, 1997 were approximately $807,000. Should it become necessary to improve liquidity, the Partnership can reduce partner distributions, which totaled $562,500 during the nine months ended September 30, 1997, arrange a short-term line of credit or refinance Warner Oaks.

  Subsequent to the sale of The Mark, the Partnership continues to operate Warner Oaks, the remaining property. In October 1997, the Partnership entered into a contingent contract to sell Warner Oaks and anticipates that a closing would occur in January 1998; however, there can be no assurances that a sale will occur. The Partnership also owns one space at San Luis Bay Mobile Estates and various notes receivables related to the 1991 San Luis Bay sale (see Note 5 to the Financial Statements). Upon sale of Warner Oaks, the Partnership expects to pursue the sale of its remaining space at San Luis Bay and collection of its notes receivable in order to liquidate and dissolve the Partnership in 1998.

  In November 1993, the Partnership refinanced Warner Oaks with a variable interest rate loan. The interest rate for the initial three months was 6.25%, thereafter the loan bears interest at 250 basis points over the Eleventh District Cost of Funds with caps on the maximum annual payment change of 7.5% of the current payment, and an interest rate cap of 12.9% over the life of the loan. This loan is subject to negative amortization. Future liquidity will be affected, unfavorably or favorably, to the extent the payment rate fluctuates. At September 30, 1997, the interest rate in effect was 7.39%.

  The Partnership has sold 161 of 162 spaces at San Luis Bay as of September 30, 1997 (see Note 5 to the Financial Statements). Liquidity is expected to improve as the notes receivable from the buyers of San Luis Bay spaces mature, as discussed in Note 5 to the Financial Statements. As of September 30, 1997, the amount of the notes receivable outstanding was approximately $246,000. Liquidity also improves when the notes receivable are prepaid and if the remaining space is sold.

  Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Capital Resources
-----------------


  The Partnership anticipates spending approximately $139,000 in 1997 for physical improvements at Warner Oaks, approximately $24,000 of which will be spent during the remainder of 1997. The Partnership is continuously reviewing the necessity for such expenditures in light of the expected sale of Warner Oaks. Funds for these improvements will be provided by cash generated from operations.

  As described above the Partnership may sell Warner Oaks in January 1998. No assurances can be made that such a sale will occur. However, if it does the Partnership would endeavor to dispose of its remaining space at San Luis Bay and collect its notes receivable in order to liquidate as soon as practical.

  Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's capital resources. The Partnership does not contemplate any other material changes in the mix of its capital resources, other than as described above.


Results of Operations
---------------------


  Rental income increased 0.8% and decreased 3.0% during the nine and three months ended September 30, 1997, respectively, over the same periods in 1996, primarily due to fluctuating occupancy. Other income increased in 1997 due to receipt of a legal settlement of litigation regarding a matter at The Mark that occurred prior to the sale of that property in 1994. Gain on sale income increased in 1997 due to sale of a space at San Luis Bay and recognition of deferred income attributable to the 1994 sale of The Mark property.

  Expenses decreased 24.6% and 34.8% during the nine and three months ended September 30, 1997, respectively, over the same periods in 1996. The decrease is almost entirely due to lower depreciation and amortization expense in 1997 because, according to generally accepted accounting principles, from the time the Partnership determined to sell Warner Oaks it ceased to depreciate the carrying value of the assets. Additionally, interest expense decreased in 1997 due to declining principal balances. Other expense decreased in 1997 due to responses to 1996 offers for the Partnership's Units not being repeated in 1997.

  Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.  OTHER INFORMATION



ITEM NUMBER
-----------


  1.      LEGAL PROCEEDINGS

          No new material legal proceedings were commenced during the three months ended September 30, 1997 and there are none pending.

  2.      CHANGES IN SECURITIES

          None.

   3.     DEFAULTS UPON SENIOR SECURITIES

          None.

   4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

   5.     OTHER INFORMATION

          The Partnership has entered into a contingent contract to sell its last remaining property, Warner Oaks Apartments, for $20 million, all cash, to Bay Apartment Communities, Inc., an unaffiliated entity. The sale is scheduled to occur in January 1998. There is no assurance that the property will be sold. If sold, the Partnership will be dissolved and liquidated, including disposing of the remaining space at San Luis Bay and collection of the notes receivable. It is expected that the sale of Warner Oaks will result in a taxable gain.

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



                                             DE ANZA PROPERTIES - XII, LTD.
                                                      (Registrant)




                                             By  DE ANZA CORPORATION
                                                 A California Corporation
                                                 Operating General Partner




Date:  November 12, 1997                     By  /s/ Michael D. Gelfand
                                                 ----------------------
                                                     Michael D. Gelfand
                                                     President and
                                                      Chief Financial Officer