Form 10-K
period 1997-12-31
DE ANZA PROPERTIES XII LTD
filed 1998-03-27
CIK 351509

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the Year Ended December 31, 1997

[_] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     Commission File Number 0-10430


                        DE ANZA PROPERTIES - XII, LTD.
            (Exact Name of Registrant as Specified in Its Charter)

California                                            95-3601367
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

9171 Wilshire Boulevard, Suite 627
Beverly Hills, California                             90210
(Address of Principal Executive Offices)              (Zip Code)

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

                            Yes [X]   No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     State the aggregate market value of the voting stock held by non-affiliates of the Partnership.

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

     Page 1 of 44 pages contained herein. Exhibit Index is located on page 17 herein.

                                    PART I.



ITEM 1.    BUSINESS.
           --------

     The registrant, De Anza Properties-XII, Ltd. (the "Partnership")/(1)/ is a limited partnership formed on December 2, 1980 under the California Uniform Limited Partnership Act to acquire, develop, maintain and operate income-producing residential real estate properties, including apartment complexes and mobile home parks, and to engage in general business activities related thereto.

     The Partnership considers its business to represent one industry segment, investment in real property, specifically mobile home parks and apartment complexes.

     As December 31, 1997, the Partnership owned an apartment complex, and one space in a mobile home park previously owned by the Partnership (the "Properties"). A description of the Properties is set forth in Item 2 hereof and is incorporated herein by reference.

     The Partnership's apartment complex is located in an upscale urban area. The project attracts primarily young professionals and business people due in part to the Property's convenient location near major office centers. The Property contains recreational facilities and services that offer its residents a quality lifestyle. The apartment project competes with approximately five other apartment properties consisting of approximately 2,500 rental units. Some of these properties are newer. Competition is a significant factor affecting the occupancy and results of operations of the Partnership's apartment project.

     A description of the general development of the business of the Partnership since the beginning of the year for which this report is being filed is set forth in Item 7(3), Results of Operations, and is incorporated herein by reference.

     Information regarding the Partnership's revenues, profitability and identifiable assets attributable to each of the Partnership's geographic areas is set forth in Item 8, Note 10 to the Financial Statements, in the Schedules of Projects' Operations attached thereto, and in the description of the Properties set forth in Item 2 hereof, which are incorporated herein by reference.

     The Partnership has no real estate investments which are located outside of the United States.

     As of December 31, 1997, the Partnership employed a total of 7 persons.

ITEM 2.    PROPERTIES.
           ----------

     The Partnership purchased three Properties using the capital raised. Following is a description of each Property; for each Property which has been sold, the description is as of the time of sale.

-------------------
(1) A Registration Statement (File No. 2-71144) was filed on behalf of the Partnership by its general partners (the "General Partners"), and the securities offered and sold thereunder were units of limited partnership interests.

          SAN LUIS BAY MOBILE ESTATES. "San Luis Bay" is an 88-acre retirement community in Avila Beach, California, midway between Los Angeles and San Francisco. The 162 homesites are built into hillsides on winding private roads, providing valley or ocean views to many residents, most of whom are young retirees from Southern California. San Luis Bay is part of a larger planned community of single-family detached homes, townhomes, condominiums, a time-share resort with an 18-hole golf course, a tennis club and acres of beautiful landscaping. The golf course and tennis courts are available for use by the residents. Large homes with cedar-shake roofs, decks and wood or wood-like siding, and planted flowering shrubs on the slopes below characterize this community. San Luis Bay also features a clubhouse used principally for parties, banquets and special events. High on a hillside overlooking the valley is an outdoor pool, an indoor whirlpool spa, and a pool house with shower, locker facilities and saunas. An area reserved for parking recreational vehicles and boats is located on the Property.

          Pursuant to an agreement dated May 2, 1989, to sell the community to an association representing the residents, the community was subdivided into condominium units, and the residents elected to purchase the individual homesites for an aggregate purchase price of $8,850,000, which could be paid, if an individual buyer so elected, partly in cash, with the remainder represented by purchase money financing provided by the Partnership. The residents who purchased their homesites for all cash received a 10% discount off their purchase price.

          During 1997, 1994, 1993, 1992 and 1991, one, two, three, three and 152 homesites (0.6%, 1.2%, 1.9%, 1.9% and 93.8% of the Property) were sold, respectively. The homesite which has not been purchased is leased under a seven-year non-transferable lease which expires in 1998. The Partnership intends to sell the homesite in 1998 to facilitate the Partnership's dissolution. See Item 8, Note 3 to the Financial Statements, which is incorporated herein by reference.

          WARNER OAKS APARTMENTS. "Warner Oaks" is a 227-unit, 7-acre mixed-aged apartment complex located in the Warner Center area of Woodland Hills, a Los Angeles, California suburban community. Warner Center is a planned development of owner-occupied residences, apartment properties, high-rise office buildings, first-class hotels and two major shopping malls. The community offers private tennis courts, an outdoor swimming pool and spa, and a complete fitness center with a full circuit of Nautilus equipment, a video aerobics studio and a tanning bed. Warner Oaks is a fully enclosed, gated community, most of the residents of which are professionals and white-collar workers who work in the immediate area. The Property offers twelve-month leases. Rental rates include water and sewer service; residents are billed separately for electricity and gas. The Partnership sold the Property on January 14, 1998 and distributed the net proceeds to the limited partners. See Item 8, Note 9 to the financial statements which is incorporated herein by reference.

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

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
          ---------------------------------------------------

          No matter was submitted during the quarter ended December 31, 1997.

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


    (b)  Holders.
         -------
         As of December 31, 1997, the approximate number of Unit holders is 1,631.

    (c)  Dividends.
         ---------
         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions from operations determined by the Operating General Partner on a quarterly basis. During 1997 and 1996, $750,000 and $700,000 ($33.01 and $30.81 per interest held), respectively, was distributed to the Limited Partners from operations.

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

ITEM 6.      SELECTED FINANCIAL DATA.
             -----------------------

             The following table sets forth in comparative tabular form a summary of selected financial data for each of the Partnership's last five years:


                                           Years ended  December 31,
                            1997        1996          1995          1994          1993
                        -------------------------------------------------------------------
Operating revenues:     $2,452,908   $2,363,283    $2,344,863     $2,925,056    $3,028,062


Gain (loss) on sale
of property and
equipment:                 236,093       29,001        42,000        (67,041)      153,751

Net income (loss) from
continuing operations:   1,945,392      379,819       196,633       (491,194)     (827,239)

Net income (loss) from
continuing operations
per limited partnership
interest/(1)/:               84.77        16.55          8.57         (18.38)       (30.95)

Total assets:            9,120,097    8,905,871     9,540,441     10,341,663    15,724,774

Long-term obligations:   4,170,474    4,222,320     4,261,943      4,278,706     8,319,038

Cash distributions per
partnership interest:
1. Limited Partner/(2)/:     33.01        38.03         33.76          65.45          --
2. General Partner:            --           --            --             --           --


-------------------
Assets have been disposed of during the periods presented above which materially affect the comparability reflected in the selected financial data. The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

/(1)/ Net income (loss) from continuing operations per limited partnership interest is based on the number of such interests outstanding (22,719 units) during each year.

/(2)/ Cash distributions per limited partnership interest are based on the number of such interests outstanding (22,719 units) during each year.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------


   (1)    Liquidity.
          ---------

          The Partnership's quick ratios were 3.9:1 and 2.4:1 including unrestricted cash balances of $876,533 and $472,502 at December 31, 1997 and 1996, respectively. The unrestricted cash balance increased as a result of notes receivable prepayments and the release of restricted reserves, both of which also increased the quick ratio. The Partnership's cash balance is its immediate source of liquidity.

          On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during 1997 was approximately $1,055,000. Cash flow from operations improved substantially following the 1994 sale of The Mark, as described in Item 8, Note 3 to the financial statements. The Partnership reinstated regular operating distributions to its Limited Partners in 1995 though management fees continue to be deferred in accordance with the Partnership Agreement.

          As a consequence of the sale of The Mark, three reserve accounts were established as follows:

          1) The MHC Reserve in the amount of $42,000 was established as a requirement of the Amended Acquisition Agreement by and between MHC and the Partnership. The funds were released in 1995 in full and distributed to the Limited Partners.

          2) The General Reserve was maintained in a separate interest bearing trust account, pursuant to the terms of a trust agreement between the Partnership, as the beneficiary, and Mr. Gelfand as trustee, with an all cash fund in the amount of $130,094. Pursuant to the terms of a contribution agreement entered into among all of the partnerships and/or liquidating trusts, whose properties were acquired in the MHC transaction described above, funds in the General Reserve may have been used to discharge or satisfy the Partnership's pro rata portion of any contingent liabilities of any of the liquidating trusts or partnerships, and to discharge or satisfy any liabilities of Mr. Gelfand and his affiliates. In August 1997, all funds remaining in the General Reserve were released to the Partnership.

          3) The amount of the Independent Committee Reserve for the Partnership was initially $58,003. The funds held in the Independent Committee Reserve were invested in an interest bearing account (but not in derivative securities) pursuant to the terms of the Independent Committee Trust Agreement, between the Partnership as beneficiary, and Citicorp Trust N.A. as trustee, for the benefit of the Partnership's Independent Committee. Pursuant to the terms of a contribution agreement among all of the partnerships/liquidating trusts, each partnership/liquidating trust (including the Partnership) would contribute a pro rata portion of any claim for indemnification made by the Independent Committee regardless of which specific partnership or partnerships, if less than all, a claim relates to. In August 1996, $29,001 of the reserve was released to the Partnership from the Independent Committee Reserve and the remainder was released in 1997.

          The Partnership operated Warner Oaks through January 14, 1998 along with one space at San Luis Bay which operations are managed by Terra Vista Management, Inc. ("Terra Vista"). Terra Vista is wholly owned by Mr. Michael D. Gelfand, the president of the Operating General Partner. The Partnership sold Warner Oaks on January 14, 1998; see Item 8, Note 9 to the Financial Statements, which is incorporated herein by reference. The sale and distribution of the proceeds leaves the Partnership with only one space at San Luis Bay, notes receivable and reserves as assets. In 1998, the Partnership intends to sell the space and collect the notes receivable (all of which mature in 1998), distribute the proceeds and any remaining reserves and then terminate by year end. As of December 31, 1997, the amount of the notes receivable outstanding was approximately $217,000.

          Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.

   (2)    Capital Resources.
          -----------------

          As described above, the Partnership sold Warner Oaks on January 14, 1998 and intends to wind-up its remaining business and terminate in 1998. However, no assurance can be given that such termination will occur.

   (3)    Results of Operations.
          ---------------------
          Rental income increased 1.6% in 1997 due to increased occupancy although it was the same in 1996 as in 1995. Average occupancy for the last three years is as follows:


                           Average Occupancy
                           -----------------

                      1997        1996        1995
                    ---------   ---------   ---------
Warner Oaks            95%         93%         93%

The recent recession in Southern California held down rents at Warner Oaks, although occupancy remained high.

          Other income increased in 1997 due to receipt of a litigation settlement. Interest income decreased in 1997 over 1996 and in 1996 over 1995 due to declining reserve balances. Additionally, gains on the sale of The Mark fluctuated in 1997, 1996 and 1995 as reserves from the 1994 sale were released.

          Expenses during 1997 decreased 63% over 1996 due to two special accounting occurrences. First, management and condominium conversion fees expensed prior to 1996 but payment of which was deferred, were reversed in 1997 when the Partnership determined payment of such fees would not occur following the pending Warner Oaks sale. Second, as allowed under then-current accounting and tax standards, Warner Oaks' 1982 purchase was depreciated on an accelerated basis which depreciation was completed in 1996 and reduced the 1997 expense. A third special accounting treatment slightly offset the expense reductions above; specifically, in 1996, an adjustment was made to reduce previous earthquake losses to actual costs, which expense reduction did not recur in 1997.

          Excluding these special accounting occurrences, expenses decreased 2.4% in 1997 over 1996. Other expense and professional fees declined as costs incurred in responding to multiple tender offers for the Partnership's limited partner units in prior years were not repeated to the same extent in 1997. Also, interest on Warner Oaks' variable rate loan decreased with declining interest rates and insurance expense continued decreasing with a more competitive market for earthquake and other coverage. Partly offsetting these expense decreases, utilities increased with increasing occupancy at Warner Oaks and increased utility rates.

          Expenses during 1996 decreased 8.1% over 1995. The Partnership ceased accruing management fees in 1996 due to the unlikelihood that they will be paid (prior years' fees were accrued but not paid) according to their subordination to limited partner Priority Return distributions. Also in 1996, an adjustment was made to reduce previous earthquake losses to actual costs. Real estate taxes increased due to earthquake related reductions in 1995 not repeated in 1996. Payroll taxes and employee benefits increased because of higher workers' compensation insurance rates and adjustments of prior years' costs. Lastly, insurance premiums decreased with a more competitive market for earthquake and other coverage.

          As described above, Warner Oaks was sold on January 14, 1998 and the Partnership intends to wind-up its business and terminate in 1998, although no assurance can be given that such termination will occur.


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

               Name of General Partners                     Age
               ------------------------                     ---

               De Anza Corporation
               (Operating General Partner)                  N/A

               Herbert M. Gelfand                           66

               David G. Licht                               73

               DZA Equities - XII, Ltd.                     N/A



               Name of Directors/Key Executive Officers
               of De Anza Corporation, Operating
               General Partner                              Age
               ----------------------------------------     ---

               Michael D. Gelfand                           43

               Sheila M. Schrank                            42

               Ron E. Rubinstein                            29

               Pursuant to the Partnership's Second Amended and Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), the General Partners will retain their respective positions until their death, insanity, bankruptcy, disability, removal, or withdrawal.

               De Anza Corporation, the Operating General Partner of the Partnership, is wholly owned by Herbert M. Gelfand. De Anza Corporation was formed as a California corporation in 1984 and since October 1985, has been available to serve as a general partner of real estate partnerships previously sponsored by De Anza Group, Inc. or Mr. Gelfand. De Anza Corporation served as the operating general partner of one other real estate partnership until it dissolved in 1997, was the liquidating agent for three other partnerships dissolved in 1997 and is the non-member manager of an affiliated limited liability company formed in 1997.

               Herbert M. Gelfand served as the Operating General Partner of the Partnership from its inception until June 14, 1990, currently serves as a general partner of three affiliated partnerships, was a general partner of three affiliated partnership dissolved in 1997 and substantially owns the managing member of an affiliated limited liability company formed in 1997. Mr. Gelfand is currently the Operating General Partner of the three affiliated partnerships, the first of which was formed in 1969. Mr. Gelfand was also the founder, and together with his wife, Beverly J. Gelfand, were the principal shareholders of De Anza Group, Inc. which was sold August 18, 1994. Mr. Gelfand served as its Chairman of the Board of Directors until its sale. From 1986 to 1990, Mr. Gelfand was also its Chief Executive Officer. Mr. Gelfand served as the Chairman of the Board of Directors of De Anza Corporation since its inception. He is a member of the Bar of the State of California and was engaged in the private practice of law from 1956 through 1977 and from 1970 until 1975, Mr. Gelfand was a partner in the predecessor to the firm of Benjamin and Susman, a Law Corporation (and thereafter was counsel to that firm until 1977), which predecessor law firm performed legal services for all but one of the affiliated partnerships. Mr. Gelfand is married to Beverly J. Gelfand, who served as a director of De Anza Group, Inc. until its sale, and is the father of Michael D. Gelfand, Director, President, Chief Financial Officer and Treasurer of De Anza Corporation.

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

          Michael D. Gelfand is a director, President, Chief Financial Officer and Treasurer of De Anza Corporation and is President and sole shareholder of Terra Vista Management, Inc., a real estate management company that managed Warner Oaks until its sale on January 14, 1998 and currently manages properties owned by other affiliated partnerships. Mr. Gelfand also substantially owns the managing member of an affiliated limited liability company formed in 1997. Mr. Gelfand joined De Anza Group, Inc. in 1978 and is the son of Herbert M. Gelfand and Beverly J. Gelfand. He received a B.S. degree from Claremont Men's College in 1977. Mr. Gelfand is a previous member of the Board of Directors of the National Campground Owner's Association, is a licensed NASD General Securities Principal and is a licensed real estate broker.

          Sheila M. Schrank became Vice President - Controller of De Anza Corporation in October 1990. Prior to that, Ms. Schrank served as Assistant Vice President from 1983 to 1990, after having served as Assistant Controller since 1982. From 1976 to June 1982, she served in various accounting and data processing functions at De Anza Accounting Corporation, a former affiliate of the Operating General Partner.

          Ron E. Rubinstein became Assistant Vice President and Finance Director of De Anza Corporation in June 1995 and Vice President - Finance in April 1997. Mr. Rubinstein joined De Anza Accounting Corporation, a former affiliate of the Operating General Partner, in 1988 as a financial analyst. Mr. Rubinstein received a B.A. degree from UCLA in 1989 and an M.A. degree from UCLA in 1996.


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

          The original members of the Independent Committee were Frederick M. Nicholas, Arthur W. Schmutz and Ira Yellin. The appointment of these individuals to the Independent Committee was approved and ratified by vote of the Limited Partners at the May 31, 1990 Special Meeting of the Limited Partners. None of the members of the Independent Committee has had any prior dealings or affiliation with the Partnership or the General Partners. In 1997, Ira Yellin resigned his position on the Independent Committee and the vacancy has not been filled.

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


     (c)  Forms 3, 4 and 5.
          ----------------

          Based upon various Schedule 14D-1's provided to Registrant by affiliates of MacKenzie Patterson (see Item 12, which is incorporated herein by reference), as beneficial owners of more than 10% of Registrant's securities, Mackenzie Patterson and affiliates may be required to file Forms 4 and 5 pursuant to Section 16(a) of the Securities Exchange Act of 1934. Registrant has not received copies of any such Forms and does not know if such Forms were filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

          The Partnership does not have directors, a chief executive officer or any other executive officers. None of the General Partners of the Partnership received compensation (including distributions) exceeding $100,000 each from the Partnership during the years ended December 31, 1997, 1996 and 1995. There was no compensation (including distributions) paid by the Partnership to the Operating General Partner's President. None of the four most highly compensated officers of the Operating General Partner received reimbursement from the Partnership exceeding $100,000 each during the years ended December 31, 1997, 1996 and 1995.

          Information contained in Item 13 of this Annual Report on Form 10-K is incorporated herein by reference.


COMPENSATION OF DIRECTORS.

          The Partnership does not have directors. De Anza Corporation, the Operating General Partner, has directors, none of whom received compensation for the year ended December 31, 1997, from the Partnership.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           ----------------------------------------------------
           MANAGEMENT.
           ----------


     (a)   Security Ownership of Certain Beneficial Owners.
           -----------------------------------------------

                                                  Amount & Nature of
Title of Class       Name of Beneficial Owner     Beneficial Ownership    Percent of Class
-----------------   ---------------------------   --------------------    ----------------

Limited Partnership
 Interests:            MacKenzie Patterson
                       1640 School Street, #100    4,958 UNITS/(1)/        21.8%/(1)/
                       Moraga, CA   94556          DIRECT


     (b)  Security Ownership of Management.
          --------------------------------
                                                  Amount & Nature of
Title of Class       Name of Beneficial Owner     Beneficial Ownership     Percent of Class
--------------       ------------------------     --------------------     ----------------

General Partner        Herbert M. Gelfand         37.60%                   37.60%
  Interests:                                      TTEE

                       DZA Equities - XII, Ltd.   10.00%                   10.00%
                                                  DIRECT

                       David G. Licht              2.00%                    2.00%
                                                  DIRECT

                       De Anza Corporation          .40%                     .40%
                                                  DIRECT

Economic
Assignment of
General Partner
Interest:              DME, Ltd.                  39.6%                    39.6%
                                                  DIRECT

                       Gelfand Family Trust        0.4%                     0.4%
                                                  TTEE
                       All General Partners and   _______                  ________
                        directors/key executive
                        officers of De Anza
                        Corporation as a
                        group (7):                90.00%/(2)/              90.00%/(2)/
                                                  =====                    =====

----------------
/(1)/ MacKenzie Patterson and its affiliates reported in Schedule 14D-1, dated January 7, 1998, that they are the beneficial owners of 4,958 Units.
/(2)/ Beneficial Ownership excludes the assignment by a Beneficial Owner of any economic interests to others; however, it does include the economic interest if the Beneficial Owner is the assignee.

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
Limited Partnership
 Interests:                   Herbert M. Gelfand              2.5 UNITS                         *
                                                              BY SPOUSE
                                                              ---------

                              All General Partners and
                               directors/key executive
                               officers of De Anza
                               Corporation as a group (7):    2.5 UNITS                         *
                                                              =========
*  Less than 1%


     (c)  Changes in Control.
          ------------------
          None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

          For the year ended December 31, 1997, Terra Vista was not paid management fees but was reimbursed $80,037 for the cost of goods and services provided that were necessary for the operation of the Partnership and its Properties. A portion of the foregoing fees were for compensation to executives as set forth in Item 11 above. Were the management fees not subordinated to the distribution of the limited partners' Priority Return, approximately $116,215 would have been paid. See Item 8, Note 6 to the Financial Statements for discussion of Terra Vista's affiliation with the Partnership and actual transaction amounts which is incorporated herein by reference.


                                   PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          -------------------------------------------------------
          FORM 8-K.
          --------

     (a)  1.   Index to Financial Statements for the years ended December 31,
1997, 1996, and 1995 that are filed as part of this report:

                                                                PAGE
                                                                ----
     Independent Auditor's Report................................22

     Balance Sheets, December 31, 1997 and 1996..................23

     Statements of Income for the years ended
     December 31, 1997, 1996 and 1995............................25

     Statements of Changes in Partners' Capital (Deficit)
     for the period January 1, 1995 to December 31, 1997.........26



                                                                PAGE
                                                                ----
     Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995............................27

     Notes to Financial Statements...............................29

     Schedules of Projects' Operations for the years ended
     December 31, 1997, 1996 and 1995............................40

     Schedule of Distributable Income, Partners'
     Distributions and Reserves for the years
     ended December 31, 1997, 1996 and 1995......................43


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


     (b)  Reports on Form 8-K.

          None filed in the fourth quarter of 1997.


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


Date: March 27, 1998


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By   /s/Herbert M. Gelfand
     ---------------------
      Herbert M. Gelfand, Chairman of the Board Of Directors of De Anza Corporation, the Operating General Partner


Date: March 27, 1998


By   /s/Michael D. Gelfand
     ---------------------
      Michael D. Gelfand
      Director of De Anza Corporation, the Operating General Partner


Date: March 27, 1998


By   /s/David Licht
     --------------
      David Licht
      Director of De Anza Corporation, the Operating General Partner


Date: March 27, 1998

                         DE ANZA PROPERTIES-XII, LTD.
                            (A Limited Partnership)

                         AUDITED FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY SCHEDULES

                          December 31, 1997 and 1996

                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                           December 31, 1997 and 1996



                                    CONTENTS

Report of Independent Auditors.........................................................    1

Audited Financial Statements

Balance Sheets.........................................................................    2
Statements of Income...................................................................    4
Statement of Changes in Partners' Capital (Deficit)....................................    5
Statements of Cash Flows...............................................................    6
Notes to Financial Statements..........................................................    8

Other Financial Information

Schedule I - Schedule of Projects' Operations..........................................   19
Schedule II - Schedule of Distributable Income, Partners' Distributions and Reserves...   22

                         Report of Independent Auditors


To the Partners
De Anza Properties - XII, Ltd.
Beverly Hills, California


We have audited the accompanying balance sheets of De Anza Properties - XII, Ltd., a Limited Partnership (the Partnership), as of December 31, 1997 and 1996, and the related statements of income, changes in partners' capital (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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

ERNST & YOUNG, LLP

February 5, 1998, except for Note 9 as to which the date is February 19, 1998
Los Angeles, California

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                                Balance Sheets

                                                                       DECEMBER 31,
                                                                  1997             1996
                                                               ----------------------------
                      ASSETS

CASH AND CASH EQUIVALENTS, including
  restricted cash of $159,096 at December 31, 1996
  (Notes 1 and 3)                                              $   876,533      $   631,598

ACCOUNTS RECEIVABLE                                                  2,289            7,923

PREPAID EXPENSES                                                    38,312           39,545
                                                               ----------------------------
                                                                   917,134          679,066
                                                               ----------------------------

NOTES RECEIVABLE (Note 3)                                          217,248          301,958
                                                               ----------------------------

PROPERTY AND EQUIPMENT (Notes 1, 3, 5, 8, 9,
  10 and 11)
    Land                                                         1,179,884        1,184,605
    Land improvements                                            3,560,450        3,437,005
    Buildings and improvements                                   9,914,217        9,933,168
    Furniture and equipment                                        484,385          469,216
                                                               ----------------------------
                                                                15,138,936       15,023,994

  Less accumulated depreciation                                  7,270,812        7,180,893
                                                               ----------------------------
                                                                 7,868,124        7,843,101
                                                               ----------------------------
OTHER ASSETS
  Loan costs, less accumulated amortization of $26,497
    and $20,008 at December 31, 1997 and 1996,
    respectively (Notes 1 and 5)                                    70,837           77,326
  Prepaid sale costs (Note 9)                                       45,754               --
  Other                                                              1,000            4,420
                                                               ----------------------------
                                                                   117,591           81,746
                                                               ----------------------------

                                                               $ 9,120,097      $ 8,905,871
                                                               ============================

See accompanying report of independent auditors and notes to financial statements.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                          Balance Sheets (Continued)

                                                                       DECEMBER 31,
                                                                  1997             1996
                                                               ----------------------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT

ACCOUNTS PAYABLE AND ACCRUED EXPENSES,
  including $8,768 and $8,864 due to related party at
  December 31, 1997 and 1996, respectively (Note 6)            $   124,114      $    92,710

DEPOSITS AND ADVANCE RENTALS                                        43,885           49,182

UNRECOGNIZED GAIN (Note 3)                                              --          159,096

MANAGEMENT AND CONDOMINIUM CONVERSION
  FEES PAYABLE TO AFFILIATE OR RELATED
  PARTY(Note 6)                                                         --          796,331

SECURED NOTE PAYABLE (Note 5)                                    4,170,474        4,222,320
                                                               ----------------------------
                                                                 4,338,473        5,319,639
                                                               ----------------------------
PARTNERS' CAPITAL (DEFICIT)
  General partners                                              (1,629,110)      (1,648,564)
  Limited partners, 22,719 units issued and outstanding          6,410,734        5,234,796
                                                               ----------------------------
                                                                 4,781,624        3,586,232
                                                               ----------------------------
                                                               $ 9,120,097      $ 8,905,871
                                                               ============================

See accompanying report of independent auditors and notes to financial statements.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                             Statements of Income

                                                                        YEAR ENDED DECEMBER 31,
                                                                 1997             1996            1995
                                                             ---------------------------------------------

INCOME
  Rent (Note 4)                                              $ 2,293,836      $ 2,257,960      $ 2,241,482
  Other                                                          108,012           46,323           39,970
  Interest and dividends                                          51,060           59,000           63,411
  Gain on sale of property and equipment (Note 3)                236,093           29,001           42,000
                                                             ---------------------------------------------
                                                               2,689,001        2,392,284        2,386,863
                                                             ---------------------------------------------
EXPENSES
  Interest                                                       308,878          315,356          318,184
  Maintenance, repairs and supplies                              248,622          242,248          244,538
  Salaries, including $15,820, $18,874 and
    $21,018, paid to related party in 1997, 1996
    and 1995, respectively (Note 6)                              210,463          207,394          210,316
  Utilities                                                      192,358          178,828          179,183
  Real estate taxes                                              157,774          155,422          135,357
  Professional fees and services, including
    $58,821, $60,850, and $78,061, paid to related party in
    1997, 1996 and 1995, respectively (Note 6)                   144,604          149,150          140,777
  Depreciation and amortization (Notes 1 and 3)                  108,840          646,624          647,027
  Other                                                           68,915           85,305           90,000
  Insurance                                                       59,053           63,288           75,213
  Payroll taxes and employee benefits                             40,433           42,109           35,887
  Loss on earthquake damage (Note 8)                                  --          (73,259)              --
  Management fees accrued to related parties (reversal
    of previously accrued management fees and
    condominium conversion fees) (Note 6)                       (796,331)              --          113,748
                                                             ---------------------------------------------
                                                                 743,609        2,012,465        2,190,230
                                                             ---------------------------------------------
NET INCOME                                                   $ 1,945,392      $   379,819      $   196,633
                                                             =============================================
NET INCOME
  GENERAL PARTNERS                                           $    19,454      $     3,798      $     1,966
                                                             =============================================
  LIMITED PARTNERS                                           $ 1,925,938      $   376,021      $   194,667
                                                             =============================================
INCOME PER 1% GENERAL PARTNER
  INTEREST (Note 7)                                          $    194.54      $     37.98      $     19.66
                                                             =============================================
INCOME PER LIMITED PARTNERSHIP
  UNIT (Note 7)                                              $     84.77      $     16.55      $      8.57
                                                             =============================================

See accompanying report of independent auditors and notes to financial statements.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

              Statements of Changes in Partners' Capital (Deficit)

                  Years Ended December 31, 1997, 1996 and 1995

                                                                     GENERAL           LIMITED
                                                                    PARTNERS          PARTNERS
                                                    TOTAL           (Note 2)          (Note 2)
                                                 ----------------------------------------------

BALANCE - January 1, 1995                        $ 4,640,780      $(1,654,328)       $6,295,108

DISTRIBUTIONS TO PARTNERS
  (Note 3)                                          (767,000)             --           (767,000)

NET INCOME - for the year ended
  December 31, 1995                                  196,633            1,966           194,667
                                                 ----------------------------------------------
BALANCE - December 31, 1995                        4,070,413       (1,652,362)        5,722,775

DISTRIBUTIONS TO PARTNERS
  (Note 3)                                          (864,000)              --          (864,000)

NET INCOME - for the year ended
  December 31, 1996                                  379,819            3,798           376,021
                                                 ----------------------------------------------
BALANCE - December 31, 1996                        3,586,232       (1,648,564)        5,234,796

DISTRIBUTIONS TO PARTNERS
  (Note 3)                                          (750,000)              --          (750,000)

NET INCOME - for the year ended
  December 31, 1997                                1,945,392           19,454         1,925,938
                                                 ----------------------------------------------
BALANCE - December 31, 1997                      $ 4,781,624      $(1,629,110)       $6,410,734
                                                 ==============================================

See accompanying report of independent auditors and notes to financial statements.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                            Statements of Cash Flows

                                                                 YEAR ENDED DECEMBER 31,
                                                         1997             1996              1995
                                                     ----------------------------------------------
OPERATING ACTIVITIES
  Gross rents received from real estate
    operations                                       $ 2,401,075       $ 2,297,147       $ 2,513,880
  Cash paid to suppliers and employees,
    including $80,037, $85,138, and
    $104,365, paid to related party during
    1997, 1996 and 1995, respectively
    (Note 6)                                          (1,089,234)       (1,121,414)       (1,377,593)
  Interest paid                                         (308,827)         (316,028)         (316,426)
  Interest and other income received                      51,768            60,681            61,688
                                                     -----------------------------------------------
    Net cash provided by operating activities          1,054,782           920,386           881,549
                                                     -----------------------------------------------
INVESTING ACTIVITIES
  Additions to property and equipment                   (141,554)         (231,622)         (346,736)
  Principal payments on notes receivable                  84,710           175,027            11,041
  Sales costs                                            (44,044)               --            (3,575)
  Proceeds from sale of property and
    equipment                                             92,887                --                --
                                                     -----------------------------------------------
    Net cash used in investing activities                 (8,001)          (56,595)         (339,270)
                                                     -----------------------------------------------
FINANCING ACTIVITIES
  Principal payments on secured note payable             (51,846)          (39,623)          (16,763)
  Partner distributions                                 (750,000)         (864,000)         (767,000)
                                                     -----------------------------------------------
    Net cash used in financing activities               (801,846)         (903,623)         (783,763)
                                                     -----------------------------------------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   244,935           (39,832)         (241,484)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                      631,598           671,430           912,914
                                                     -----------------------------------------------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                        $   876,533       $   631,598       $   671,430
                                                     ===============================================

See accompanying report of independent auditors and notes to financial statements.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)


                                                                YEAR ENDED DECEMBER 31,
                                                        1997              1996             1995
                                                    -----------------------------------------------

RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income                                        $ 1,945,392       $   379,819       $   196,633
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     108,840           646,624           647,027
      Gain on sale of property and
        equipment                                      (236,093)          (29,001)          (42,000)
      Reversal of previously accrued
        management and condominium
        conversion fees payable                        (796,331)               --                --
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                       5,634               423            245,711
    Decrease in prepaid expenses                          1,233             3,570              2,490
    Decrease in other assets                                 --               716                205
    Increase (decrease) in accounts
      payable and accrued expenses                       31,404           (77,306)          (265,840)
    Decrease in deposits and advance
      rentals                                            (5,297)           (4,459)           (16,425)
    Increase in management and
      condominium conversion fees
      payable to affiliate or related party                  --                --            113,748
                                                    ------------------------------------------------
    Net cash provided by operating activities       $ 1,054,782       $   920,386        $   881,549
                                                    ================================================

See accompanying report of independent auditors and notes to financial statements.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                         Notes to Financial Statements

             For the Years Ended December 31, 1997, 1996 and 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities generally ranging from one to three months. The Partnership considers all such items to be cash equivalents. Restricted cash at December 31, 1996 is comprised of the cash reserves established in connection with the sale of certain property described in Note 3. The Partnership maintains some of its cash in bank deposit accounts which, at times, may exceed the federally insured limits. No losses have been experienced to date related to such accounts. The Partnership places its cash and cash equivalents with quality financial institutions and believes it is not exposed to any significant concentrations of credit risk on cash and cash equivalents.

PROPERTY AND EQUIPMENT

In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Depreciation is computed using both the straight-line and declining-balance methods, based on estimated useful lives as follows:

Land improvements                           10 - 15
Buildings and improvements                  25 - 30
Furniture                                    3 - 5
Mobile homes                                   5

Maintenance and repairs are expensed as incurred.

LOAN COSTS

The costs incurred in obtaining financing are capitalized and amortized over the term of the loan.

See accompanying report of independent auditors.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

             For the Years Ended December 31, 1997, 1996 and 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable at December 31, 1997, approximates fair value due to the short maturity of these instruments. The carrying value of the note payable approximates fair value at December 31, 1997, based on the current borrowing rates for similar obligations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 1997 and 1996 and revenues and expenses for the years ended December 31, 1997, 1996 and 1995. Actual results could differ from those estimates.

INCOME TAXES

Since the Partnership's income or loss is allocated to the partners and not the Partnership, there is no provision or benefit for income taxes reflected in the accompanying financial statements. The amount of income for federal tax purposes for the years ended December 31, 1997, 1996 and 1995 was $1,741,479, $231,550,
and $3,588, respectively. The income for federal tax purposes was calculated as follows:

                                                          1997             1996             1995
                                                      ----------------------------------------------
Net income per financial statements                   $ 1,945,392      $   379,819       $   196,633
Tax basis depreciation in excess of financial
  statement depreciation                                  (61,090)        (119,268)         (151,272)
Deferred income                                          (142,823)         (29,001)          (42,000)
Other                                                                           --               227
                                                      ----------------------------------------------
Income for federal tax purposes                       $ 1,741,479      $   231,550       $     3,588
                                                      ==============================================

See accompanying report of independent auditors.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

             For the Years Ended December 31, 1997, 1996 and 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

Partners' capital, as reflected in the financial statements, differs from the amount reflected in the Partnership's federal tax return for the years ended December 31, 1997, 1996 and 1995. Partners' capital is reconciled as follows:

                                                      1997            1996           1995
                                                  -------------------------------------------

Partners' capital per financial statements        $ 4,781,624     $ 3,586,232     $ 4,070,413
Syndication costs                                   3,378,563       3,378,563       3,378,563
Accumulated depreciation difference                (7,224,169)     (7,163,079)     (7,043,811)
Purchase price adjustment                           2,273,774       2,273,774       2,273,774
Aggregate of differences described in the
  preceding reconciliation                           (203,913)       (148,269)       (193,045)
Other                                                 118,118         205,297         279,074
                                                  -------------------------------------------
Partners' capital per federal tax return          $ 3,123,997     $ 2,132,518     $ 2,764,968
                                                  ===========================================

2. PARTNERSHIP AGREEMENT

The Partnership was formed on December 2, 1980 to acquire, develop and operate income-producing residential real properties. The Partnership owns and operates Warner Oaks Apartments (Warner Oaks), a 227-unit apartment complex in Woodland Hills, California. The Partnership owned and operated two mobile home communities: San Luis Bay Mobile Estates, a 162-space community in Avila Beach, California, and Mark Mobile Home Park (the Mark), a 411-space community in Mesa, Arizona. Prior to 1995, management converted the San Luis Bay Mobile Estates to a common-interest subdivision of the type referred to as a condominium and sold most of the homesites by the end of 1995 (see Note 3). The Mark was sold in 1994 (see Note 3).

The Partnership Agreement provides that distributable cash, as defined, will be distributed to the limited partners, up to a sum equivalent to 6% per annum of their adjusted capital contributions, as defined therein, through November 20, 1983, and 7% per annum thereafter. Cash is then distributed to the general partners, up to a sum equivalent to 2% per annum of the adjusted capital contributions of the limited partners, through November 20, 1983, and 2-1/3% per annum thereafter. Any additional cash is

See accompanying report of independent auditors.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

             For the Years Ended December 31, 1997, 1996 and 1995

2. PARTNERSHIP AGREEMENT (CONTINUED)

distributed 75% to the limited partners and 25% to the general partners. Net income is allocated in the same proportion as cash distributions; however, the general partners receive a minimum 1% allocation. If no distributions are made, net income is allocated 85% to the limited partners and 15% to the general partners. Losses are allocated 85% to the limited partners and 15% to the general partners. Profits upon dissolution are allocated to the partners first according to their negative capital account after distribution of sales proceeds, any additional profits are allocated 75% to the limited partners and 25% to the general partners.

3. SALE OF PROPERTY AND EQUIPMENT

SAN LUIS BAY

On May 2, 1989, the Partnership entered into an agreement to sell San Luis Bay Mobile Estates (the 162-space mobile home community in Avila Beach, California) to the residents for an aggregate sales price of $8,850,000 and, pursuant to that agreement, subdivided the property into condominium units in 1991. The Partnership provided purchase money financing for up to 80% of the individual homesite price, payable in monthly installments, including interest at 10%, based on a loan amortization schedule of 30 years, with a balloon payment of unpaid principal and interest due in 1998. Those residents who purchased their homesites for cash received a 10% discount off their purchase price. At December 31, 1997 and 1996, respectively, the outstanding amounts due totaled $217,248 and $301,958.

The Partnership sold 160 homesites prior to 1995. In 1997, it sold one site for $100,000. The remaining unsold unit is leased to a tenant.

The Partnership released reserves from San Luis Bay sales and distributed $135,000 to the limited partners in 1996. This distribution represents a return of original capital.

THE MARK

On August 18, 1994, the Partnership sold the Mark to MHC Operating Limited Partnership (MHC). From the sale proceeds, $230,097 was retained by the Partnership.

See accompanying report of independent auditors.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

             For the Years Ended December 31, 1997, 1996 and 1995

3. SALE OF PROPERTY AND EQUIPMENT (CONTINUED)

THE MARK (CONTINUED)

The $230,097 was used to establish the following cash reserves:

MHC Reserve                                                   $  42,000
General Reserve                                                 130,094
Independent Committee Reserve                                    58,003

The MHC Reserve was required by the Amended Acquisition Agreement. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction. During 1996 and 1995, $29,001 of the Independent Committee Reserve and the $42,000 MHC Reserve, respectively, were released and distributed to the limited partners as a return of original capital. During 1997, the balance of the reserves, $159,096, was released.

Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $230,097. During the years ended December 31, 1996 and 1995, the Partnership recognized as income $29,001 attributable to the Independent Committee Reserve released and $42,000 attributable to the MHC Reserve released, respectively. During 1997, the Partnership recognized as income $29,001 and $130,094 attributable to the Independent Committee Reserve released and the General Reserve released, respectively.

WARNER OAKS

In March 1997, the Partnership began actively marketing the Warner Oaks Apartment complex. In accordance with Statement of Financial Accounting Standards No. 121, the Partnership ceased depreciating the assets' carrying value at that time (see Note 9).

4. TENANT LEASES

Apartment units are leased for a period of one year or on a month-to-month basis, while the remaining mobile home space at San Luis Bay is leased through June 1998. The Partnership accounts for all leases as operating leases. Rental revenue is reported ratably over the lease terms. The annual rents from noncancelable operating leases from tenants, as of December 31, 1997, are as follows:

          1998                                                     $ 303,952
                                                                   =========

See accompanying report of independent auditors.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

             For the Years Ended December 31, 1997, 1996 and 1995

5. SECURED NOTE PAYABLE

Secured note payable at December 31, 1997 and 1996 consisted of:

                                                            DECEMBER 31,
                                                         1997          1996
                                                      -------------------------
Note collateralized by a first trust deed, payable in
monthly installments of $29,547, including interest
until December 15, 1996 and $29,997 until December
15, 1997. Thereafter, the monthly payment changes
annually on each December 15th. Interest floats at
2.5% over the Federal Home Loan Bank's 11th District
Cost of Funds Index, not to exceed 12.9%, adjusted
monthly. The interest rate in effect at December 31,
1997 and 1996 was 7.441%  and 7.34%, respectively.
The note was paid off in 1998 (see Note 9).           $ 4,170,474   $ 4,222,320
                                                      =========================

6. TRANSACTIONS WITH RELATED PARTIES

Pursuant to a former management agreement dated October 1, 1985, as amended, De Anza Assets, Inc., a former affiliate of the operating general partner, was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the priority distribution to the limited partners of 7% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of proceeds of the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. However, management fees payable, subsequent to a consummated refinancing, are not subordinated to the limited partners' priority return to the extent the subordination would have been caused by increased debt service charges. At December 31, 1996, cumulative accrued fees of $565,022 were subordinated and included in management and condominium conversion fees payable to affiliate or related party. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receipt of these fees to the Gelfand Family Trust. During 1997, this payable was written off when it became apparent that it would not be paid from proceeds from the pending sale of Warner Oaks Apartments under the terms of the Partnership Agreement.

See accompanying report of independent auditors.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

             For the Years Ended December 31, 1997, 1996 and 1995

6. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

On August 18, 1994, subsequent to the sale of the Mark and the property management business of DAG, as discussed in Note 3, the property management of Warner Oaks and remaining spaces at San Luis Bay was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, the son of Herbert M. Gelfand. Herbert M. Gelfand is the sole shareholder of the Operating General Partner and an individual general partner. Management fees of $113,748 were accrued but not paid to Terra Vista for the year ended December 31, 1995. Management fees in the amounts of $116,215 and $114,386 were not accrued for the years ended December 31, 1997 and 1996, respectively, because the Partnership has determined that it is not probable based on the anticipated cash flows to be generated from the disposition or the refinancing of the property and under the terms of the Partnership Agreement that the fees would be paid. At December 31, 1996, cumulative accrued fees of $153,500, were subordinated and included in management and condominium conversion fees payable to affiliate or related party. The Gelfand Family Trust agreed to share equally any payment to be made to the Gelfand Family Trust for deferred management fees with Terra Vista until Terra Vista has been paid all outstanding deferred management fees. During 1997, this payable was written off when it became apparent that these fees would not be paid from proceeds from the pending sale of Warner Oaks Apartments under the terms of the Partnership Agreement.

Pursuant to the Partnership Agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites is due to DAG (see Note 3). Payment of this fee was deferred pursuant to the partnership agreement requirement regarding subordination to payment of the limited partners' priority return and capital contribution, the general partners' incentive interest and deferred management fees. Subordinated cumulative accrued fees of $77,809 were included in management and condominium conversion fees payable to affiliate at December 31, 1996. Shortly before the sale to MHC, DAG assigned its right to receipt of this fee to the Gelfand Family Trust. During 1997, this payable was written off when it became apparent that this fee would not be paid under the terms of the Partnership Agreement.

As described earlier in this Note, management fees payable in the amounts of $565,022 and $153,500 due to Gelfand Family Trust and Terra Vista Management, Inc., respectively, were written off in 1997. Additionally, condominium conversion fees payable to Gelfand Family Trust in the amount of $77,809 were written off in 1997. Based on the contract sale price of Warner Oaks (see Note
9) and the terms of the Partnership Agreement, the Partnership will not have to pay these subordinated amounts.

See accompanying report of independent auditors.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

             For the Years Ended December 31, 1997, 1996 and 1995

6. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

The total, $796,331, was written off as a credit to management fee expense and is included in the determination of net income for the year ended December 31, 1997.

Terra Vista was paid in the aggregate $80,037, $85,138, and $104,365 for the years ended December 31, 1997, 1996 and 1995, respectively, for performing bookkeeping, legal, regional management, disposition, computer and investor relations services necessary for the operation of the Partnership and its properties.

7. INCOME PER 1% GENERAL PARTNER INTEREST AND
   LIMITED PARTNERSHIP UNIT

Income per 1% general partner interest was computed based on the general partners' share of net income as reflected in the statement of changes in partners' capital (deficit). Income per limited partnership unit was computed based on the limited partners' share of income as reflected in the statement of changes in partners' capital (deficit) and the number of limited partnership units outstanding (22,719 units in each year).

8. LOSS ON EARTHQUAKE DAMAGE

On January 17, 1994, the Warner Oaks Apartment complex suffered property damage from an earthquake. The Partnership estimated total costs of $1,989,000 and received insurance proceeds of $1,414,000. A portion of the costs had been capitalized and the balance of $156,496, representing estimated noncapitalized costs, net of insurance proceeds, was expensed at December 31, 1994. Additional insurance proceeds of $308,000 received for loss of income were included in rental income for the year ended December 31, 1995. The excess of the estimated accrued costs over the actual costs incurred by the Partnership totaling $73,259 is recorded as a reduction to operating expenses in 1996. As of December 31, 1996, all of the repairs were completed.

See accompanying report of independent auditors.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

             For the Years Ended December 31, 1997, 1996 and 1995

9. SUBSEQUENT EVENT

On October 15, 1997, the Partnership entered into a contract to sell Warner Oaks Apartments to Bay Apartment Communities, Inc., a Maryland Corporation, unaffiliated with the Partnership, for an all-cash price of $20,000,000. The sale closed on January 14, 1998. After payment of mortgage debt of $4,170,474, broker's commission of $300,000, transfer taxes of $112,000 and estimated sales costs of approximately $88,000, the Partnership will net proceeds of $15,329,526. On February 19, 1998, the net proceeds of $15,329,526 were distributed to the limited partners as a combination of gain distributions and return of original capital. The Partnership ceased operations, will sell or collect its remaining assets, settle outstanding liabilities and terminate upon release and distribution of remaining cash reserves.

See accompanying report of independent auditors.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

             For the Years Ended December 31, 1997, 1996 and 1995


10. SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                   Initial Cost to Partnership
                                                                   ---------------------------
                                                                                Buildings,
                                                                               Improvements,          Costs
                                                                                 Furniture         Capitalized          Sale of
                                                                                    and           Subsequent to      Property and
         Description                          Encumbrances         Land          Equipment         Acquisition         Equipment
---------------------------------------------------------------------------------------------------------------------------------
San Luis Bay Mobile Estates,
  mobile home community,
  Avila Beach, California                              -        $  722,945      $ 3,218,956         $  272,310        $(4,187,600)
Warner Oaks Apartments,
  apartment complex,
  Woodland Hills, California                  $4,170,474         1,168,747        9,962,170          3,981,408                  -
                                              -----------------------------------------------------------------------------------
                                              $4,170,474        $1,891,692      $13,181,126         $4,253,718        $(4,187,600)
                                              ===================================================================================

                                    Gross Amount Carried at Close of
                                              Period Ended
                                           December 31, 1997                                                          Life on Which
                                ---------------------------------------                                              Depreciation in
                                               Buildings,                                                                 Latest
                                             Improvements,                                                             Statement of
                                               Furniture                                                              Operations is
                                                  and                      Accumulated      Year of        Date of       Computed
        Description                Land        Equipment       Total       Depreciation   Construction   Acquisition      (Years)
-----------------------------------------------------------------------------------------------------------------------------------
San Luis Bay Mobile Estates,
  mobile home community,
  Avila Beach, California       $    4,721    $    21,890   $    26,611(1)  $   12,829         1972        8/11/81        3 to 25
Warner Oaks Apartments,
  apartment complex,
  Woodland Hills, California     1,175,163     13,937,162    15,112,325(2)   7,257,983         1979        2/09/82        5 to 30
                              ----------------------------------------------------------
                                $1,179,884    $13,959,052   $15,138,936     $7,270,812
                              ==========================================================

(1)  Aggregate cost for federal income tax
     purposes is $26,611

(2)  Aggregate cost for federal income tax
     purposes is $16,106,441



See accompanying report of independent auditors.

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

             For the Years Ended December 31, 1997, 1996 and 1995

11. RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                 BUILDINGS,
                                                               IMPROVEMENTS,
                                                                 FURNITURE
                                                LAND           AND EQUIPMENT          TOTAL
                                            --------------------------------------------------

REAL ESTATE
Balance at January 1, 1995                  $ 1,184,605         $13,261,031        $14,445,636
  Additions during 1995                              --             346,736            346,736
                                            --------------------------------------------------
Balance at December 31, 1995                  1,184,605          13,607,767         14,792,372
  Additions during 1996                              --             231,622            231,622
                                            --------------------------------------------------
Balance at December 31, 1996                  1,184,605          13,839,389         15,023,994
  Additions during 1997                              --             141,554            141,554
  Reductions due to sale of property
    and equipment during 1997                    (4,721)            (21,891)           (26,612)
                                            --------------------------------------------------
Balance at December 31, 1997                $ 1,179,884         $13,959,052        $15,138,936
                                            ==================================================

ACCUMULATED DEPRECIATION
Balance at January 1, 1995                                                         $ 5,900,220
  Depreciation charged to expense
    during 1995                                                                        640,538
                                                                                   -----------
Balance at December 31, 1995                                                         6,540,758
  Depreciation charged to expense
    during 1996                                                                        640,135
                                                                                   -----------
Balance at December 31, 1996                                                         7,180,893
  Depreciation charged to expense
    during 1997                                                                        102,351
  Reduction due to sale of property
    and equipment during 1997                                                          (12,432)
                                                                                   -----------
Balance at December 31, 1997                                                       $ 7,270,812
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

                                                                      SCHEDULE I
                                                                     Page 1 of 3

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                       Schedule of Projects' Operations

                                                                         Year Ended December 31, 1997
                                                 --------------------------------------------------------------------------------
                                                        Warner Oaks
                                                        Apartments          De Anza Properties - XII, Ltd.        Total
                                                 ---------------------------------------------------------------------------------
                                                   Amount     % of Income     Amount       % of Income      Amount     % of Income
                                                 ---------------------------------------------------------------------------------
INCOME
  Rent (Note 4)                                   $2,285,621     98.53%     $   8,215          2.23%     $ 2,293,836      85.30%
  Other                                               34,170      1.47         73,842         19.99          108,012       4.02
  Interest and dividends                                  --        --         51,060         13.83           51,060       1.90
  Gain on sale of property and equipment
    (Note 3)                                              --        --        236,093         63.95          236,093       8.78
                                                  --------------------------------------------------------------------------------
                                                   2,319,791    100.00        369,210        100.00        2,689,001     100.00
                                                  --------------------------------------------------------------------------------
EXPENSES
  Interest                                           308,868     13.31             10            --          308,878      11.49
  Maintenance, repairs and supplies                  248,622     10.72             --            --          248,622       9.25
  Salaries, including $15,820 paid to
    related party (Note 6)                           197,824      8.53         12,639          3.42          210,463       7.83
  Utilities                                          192,330      8.29             28          0.01          192,358       7.15
  Real estate taxes                                  157,340      6.78            434          0.12          157,774       5.87
  Professional fees and services, including
    $58,821 paid to related party (Note 6)            65,140      2.81         79,464         21.52          144,604       5.38
  Depreciation and amortization (Notes 1 and 3)      108,193      4.66            647          0.18          108,840       4.05
  Other                                               28,184      1.21         40,731         11.03           68,915       2.56
  Insurance                                           58,607      2.53            446          0.12           59,053       2.20
  Payroll taxes and employee benefits                 40,433      1.74             --            --           40,433       1.50
  Management fees accrued to related parties
    (reversal of previously accrued management
    fees and condominium conversion fees) (Note 6)  (545,454)   (23.51)      (250,877)       (67.95)        (796,331)    (29.61)
                                                  --------------------------------------------------------------------------------
                                                     860,087     37.07       (116,478)       (31.55)         743,609      27.67
                                                  --------------------------------------------------------------------------------
NET INCOME                                        $1,459,704     62.93%     $ 458,668        131.55%     $ 1,945,392      72.33%
                                                  ================================================================================

See accompanying report of independent auditors and notes to financial statements.

                                                                      SCHEDULE I
                                                                     Page 2 of 3

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                       Schedule of Projects' Operations

                                                                         Year Ended December 31, 1996
                                                 --------------------------------------------------------------------------------
                                                        Warner Oaks
                                                        Apartments          De Anza Properties - XII, Ltd.        Total
                                                 ---------------------------------------------------------------------------------
                                                   Amount     % of Income     Amount       % of Income      Amount     % of Income
                                                 ---------------------------------------------------------------------------------
INCOME
  Rent (Note 4)                                  $ 2,245,805     98.34%     $  12,155         11.19%     $ 2,257,960      94.38%
  Other                                               37,839      1.66          8,484          7.81           46,323       1.94
  Interest and dividends                                  --        --         59,000         54.31           59,000       2.47
  Gain on sale of property and equipment
    (Note 3)                                              --        --         29,001         26.69           29,001       1.21
                                                 ---------------------------------------------------------------------------------
                                                   2,283,644    100.00        108,640        100.00        2,392,284     100.00
                                                 ---------------------------------------------------------------------------------
EXPENSES
  Interest                                           315,340     13.81             16          0.01          315,356      13.18
  Maintenance, repairs and supplies                  242,248     10.61             --            --          242,248      10.13
  Salaries, including $18,874 paid to
    related party (Note 6)                           190,194      8.33         17,200         15.83          207,394       8.67
  Utilities                                          178,795      7.83             33          0.03          178,828       7.47
  Real estate taxes                                  154,501      6.77            921          0.85          155,422       6.50
  Professional fees and services, including
    $60,850 paid to related party (Note 6)            70,933      3.11         78,157         71.94          149,150       6.23
  Depreciation and amortization (Note 1)             645,606     28.27          1,018          0.94          646,624      27.03
  Other                                               32,786      1.44         52,519         48.34           85,305       3.57
  Insurance                                           62,648      2.74            640          0.59           63,288       2.65
  Payroll taxes and employee benefits                 42,109      1.84             --            --           42,109       1.76
  Loss on earthquake damage (Note 8)                 (73,259)    (3.21)            --            --          (73,259)     (3.06)
                                                 ---------------------------------------------------------------------------------
                                                   1,861,961     81.54        150,504        138.53        2,012,465      84.13
                                                 ---------------------------------------------------------------------------------
NET INCOME (LOSS)                                $   421,683     18.46%     $ (41,864)       (38.53)%    $   379,819      15.87%
                                                 =================================================================================

See accompanying report of independent auditors and notes to financial statements.

                                                                      SCHEDULE I
                                                                     Page 3 of 3

                        De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

                       Schedule of Projects' Operations

                                                                         Year Ended December 31, 1995
                                                 --------------------------------------------------------------------------------
                                                        San Luis Bay               Warner Oaks
                                                       Mobile Estates               Apartments        De Anza Properties-XII, Ltd.
                                                 ---------------------------------------------------------------------------------
                                                   Amount     % of Income     Amount       % of Income      Amount     % of Income
                                                 ---------------------------------------------------------------------------------
INCOME
  Rent (Note 4)                                  $    12,050    100.00%    $2,229,432         98.50%      $       --         --%
  Other                                                   --        --         34,024          1.50            5,946       5.34
                                                 --------------------------------------------------------------------------------
  Interest and dividends                                  --        --             --            --       $   63,411      56.94
  Gain on sale of property and equipment
    (Note 3)                                              --        --             --            --           42,000      37.72
                                                      12,050    100.00      2,263,456        100.00          111,357     100.00
                                                 ---------------------------------------------------------------------------------
EXPENSES
  Interest                                                29      0.24        318,155         14.06               --         --
  Maintenance, repairs and supplies                       --        --        244,538         10.80               --         --
  Salaries, including $21,018 paid to
    related party (Note 6)                                --        --        190,819          8.43           19,497      17.51
  Utilities                                               18      0.15        179,096          7.91               69       0.06
  Real estate taxes                                    1,274     10.57        134,083          5.92               --         --
  Professional fees and services, including
    $78,061 paid to related party (Note 6)                --        --         74,823          3.31           65,954      59.23
  Depreciation and amortization (Note 1)               1,071      8.89        645,956         28.54               --         --
  Other                                                3,932     32.63         52,072          2.30           33,996      30.53
  Insurance                                              493      4.09         74,720          3.30               --         --
  Payroll taxes and employee benefits                     --        --         35,956          1.59              (69)     (0.06)
  Management fees accrued to related party
    (Note 6)                                             315      2.61        113,433          5.01               --         --
                                                 ---------------------------------------------------------------------------------
                                                       7,132     59.18      2,063,651         91.17          119,447     107.27
                                                 ---------------------------------------------------------------------------------
NET INCOME (LOSS)                                $     4,918     40.82%    $  199,805          8.83%     $    (8,090)     (7.27)%
                                                 =================================================================================
                                                Year Ended December 31,1995
                                                ---------------------------
                                                           Total
                                                ---------------------------
                                                   Amount     % of Income
                                                ---------------------------
INCOME
  Rent (Note 4)                                  $ 2,241,482     93.91%
  Other                                               39,970      1.67
                                                 -------------------------
  Interest and dividends                              63,411      2.66
  Gain on sale of property and equipment
    (Note 3)                                          42,000      1.76
                                                   2,386,863    100.00
                                                 -------------------------
EXPENSES
  Interest                                           318,184     13.33
  Maintenance, repairs and supplies                  244,538     10.25
  Salaries, including $21,018 paid to
    related party (Note 6)                           210,316      8.81
  Utilities                                          179,183      7.51
  Real estate taxes                                  135,357      5.67
  Professional fees and services, including
    $78,061 paid to related party (Note 6)           140,777      5.90
  Depreciation and amortization (Note 1)             647,027     27.11
  Other                                               90,000      3.77
  Insurance                                           75,213      3.15
  Payroll taxes and employee benefits                 35,887      1.50
  Management fees accrued to related party
    (Note 6)                                         113,748      4.77
                                                 -------------------------
                                                   2,190,230     91.77
                                                 -------------------------
NET INCOME (LOSS)                                $   196,633      8.23%
                                                 =========================

See accompanying report of independent auditors and notes to financial statements.

                                                                     Schedule II
                                                                     Page 1 of 2



                         De Anza Properties - XII, Ltd.
                            (A Limited Partnership)

     Schedule of Distributable Income, Partners' Distributions and Reserves


                                                          YEAR ENDED DECEMBER 31,
                                                     1997          1996          1995
                                                  --------------------------------------
Net income                                        $1,945,392    $  379,819    $  196,633

Add (deduct) adjustments per partnership
  agreement:
  Depreciation and amortization                      108,840       646,624       647,027
  Gain on sale of property and equipment            (236,093)      (29,001)      (42,000)
  Debt amortization                                  (51,846)      (39,623)      (16,763)
  Net change in accruals                            (922,502)      (75,874)       95,624
  Release of prior years' reserves                 3,793,094     3,611,149     3,455,628
                                                  --------------------------------------

Cash available for distribution(1)                 4,636,885     4,493,094     4,336,149
Cash distributions to limited partners, up to 7%
  per annum of average adjusted capital
  contributions of $17,396,000, $17,559,104, and
  $17,601,655, in 1997, 1996 and 1995,
  respectively                                      (750,000)     (700,000)     (725,000)
                                                  --------------------------------------
Reserves from operations(2)                       $3,886,885    $3,793,094    $3,611,149
                                                  ======================================
Proceeds from sales of properties available
  for distribution or reserves(3)                 $  175,887    $  175,027    $   11,041
Release of prior years' reserves                     310,398       299,371       330,330
                                                  --------------------------------------
                                                     486,285       474,398       341,371
Distributions to limited partners from sales
  proceeds                                               --      (164,000)      (42,000)
                                                  --------------------------------------
Reserves from sales of properties(2)(3)(4)        $  486,285    $  310,398    $  299,371
                                                  ======================================
Distributions to limited partners per original
  $1,000 investment:
  From operations:
      Amount                                      $    33.01    $    30.81    $    31.91
                                                  ======================================
      Percent (of adjusted capital)                     4.31%         3.99%         4.12%
                                                  ======================================
  From sales:
      Amount                                      $       --    $     7.22    $     1.85
                                                  ======================================
      Percent (of original investment)                    --          0.72%         0.18%
                                                  ======================================

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

     In 1997, the Partnership sold one of the then remaining two spaces of San Luis Bay for $100,000 in cash. After paying sale and closing costs of $8,823, including $6,000 broker's commission, the Partnership netted proceeds of $91,177. Additionally, the Partnership collected $84,710 in principal payments on the purchase money notes.

(4) Included in the reserves from sales of properties are $159,096 and $188,097 at December 31, 1996 and 1995, respectively, in specific reserves established to fund contingent liabilities that might have arisen from the MHC transaction.

         See accompanying report of independent auditors and notes to financial statements.