Form 10-Q
period 1998-03-31
DE ANZA PROPERTIES XII LTD
filed 1998-05-13
CIK 351509

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

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

PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS


                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                                Balance Sheets
                                  (Unaudited)


                                                              March 31,         December 31,
                                                               1998                1997
                                                             ----------         ------------
                                     ASSETS
CASH AND CASH EQUIVALENTS - Note 1                           $  550,832           $  876,533

ACCOUNTS RECEIVABLE                                              27,513                2,289
PREPAID EXPENSES                                                     31               38,312
                                                             ----------           ----------
                                                                578,376              917,134
                                                             ----------           ----------

NOTES RECEIVABLE - Note 5                                       148,401              217,248
                                                             ----------           ----------

PROPERTY AND EQUIPMENT - Notes 2 and 5
    Land                                                          4,721            1,179,884
    Land improvements                                             2,940            3,560,450
    Buildings and improvements                                   18,950            9,914,217
    Furniture and equipment                                           -              484,385
                                                             ----------           ----------
                                                                 26,611           15,138,936
  Less accumulated depreciation                                  12,879            7,270,812
                                                             ----------           ----------
                                                                 13,732            7,868,124
                                                             ----------           ----------
OTHER ASSETS
  Loan costs - less accumulated amortization
    of $26,497 at December 31, 1997 -
    Note 2                                                            -               70,837
  Prepaid sale costs - Note 5                                     1,710               45,754
  Other                                                           1,000                1,000
                                                             ----------           ----------
                                                                  2,710              117,591
                                                             ----------           ----------
                                                             $  743,219           $9,120,097
                                                             ==========           ==========

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                          Balance Sheets (Continued)
                                  (Unaudited)


                                                                   March 31,               December 31,
                                                                      1998                     1997
                                                                   ---------               ------------
                                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
  including $15,265 and $8,768 due to
  related party at March 31, 1998
  and December 31, 1997, respectively                             $  52,131                $  124,114

DEPOSITS AND ADVANCE RENTALS                                             -                     43,885

SECURED NOTE PAYABLE - Note 2                                            -                  4,170,474
                                                                  ---------                ----------
                                                                     52,131                 4,338,473
                                                                  ---------                ----------
PARTNERS' CAPITAL (DEFICIT)
  General partners                                                       -                 (1,629,110)
  Limited partners, 22,719 units issued
    and outstanding                                                 691,088                 6,410,734
                                                                  ---------                ----------
                                                                    691,088                 4,781,624
                                                                  ---------                ----------
                                                                  $ 743,219                $9,120,097
                                                                  =========                ==========

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                             Statements of Income
                                  (Unaudited)


                                                           Three Months          Three Months
                                                              Ended                  Ended
                                                            March 31,              March 31,
                                                               1998                  1997
                                                           ------------          ------------
INCOME
  Rent                                                      $    83,150             $571,906
  Interest and dividends                                         74,227               12,450
  Other                                                           6,263                7,736
  Gain on sale of property and equipment                     11,656,725                    -
                                                            -----------             --------
                                                             11,820,365              592,092
                                                            -----------             --------
EXPENSES
  Depreciation and amortization                                  70,887              103,504
  Salaries - including $3,255 and $3,723
    paid to related party in 1998 and
    1997, respectively - Note 3                                  53,397               47,531
  Professional fees and services -
    including $7,797 and $13,091 paid
    to related party in 1998 and 1997,
    respectively - Note 3                                        52,147               45,426
  Other                                                          13,644               15,502
  Insurance                                                      13,167               14,922
  Interest                                                       11,349               76,483
  Maintenance, repairs and supplies                              11,307               52,993
  Payroll taxes and employee benefits                             9,195               11,448
  Utilities                                                       6,510               45,215
  Real estate taxes                                               5,636               39,308
                                                            -----------             --------
                                                                247,239              452,332
                                                            -----------             --------
NET INCOME                                                  $11,573,126             $139,760
                                                            ===========             ========
NET INCOME
  GENERAL PARTNERS                                          $ 1,629,110             $  1,398
                                                            ===========             ========
  LIMITED PARTNERS                                          $ 9,944,016             $138,362
                                                            ===========             ========
INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                                 $ 16,291.10             $  13.98
                                                            ===========             ========
INCOME PER LIMITED
  PARTNERSHIP UNIT - Note 4                                 $    437.70             $   6.09
                                                            ===========             ========

See accompanying notes to financial statements.

                            (A Limited Partnership)

             Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

                 For the Three Months Ended March 31, 1998 and
                     For the Year Ended December 31, 1997


                                                            General              Limited
                                        Total               Partners             Partners
                                  ------------------   ------------------   ------------------
BALANCE - January 1, 1997            $  3,586,232        $(1,648,564)        $  5,234,796

DISTRIBUTIONS TO PARTNERS                (750,000)                 -             (750,000)

NET INCOME - for the year
  ended December 31, 1997               1,945,392             19,454            1,925,938
                                     ------------        -----------         ------------

BALANCE - December 31, 1997             4,781,624         (1,629,110)           6,410,734

DISTRIBUTIONS TO PARTNERS             (15,663,662)                 -          (15,663,662)

NET INCOME - for the three
  months ended March 31,
  1998                                 11,573,126          1,629,110            9,944,016
                                     ------------        -----------         ------------

BALANCE - March 31, 1998             $    691,088                  -         $    691,088
                                     ============        ===========         ============

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                           Statements of Cash Flows
                                  (Unaudited)


                                                          Three Months              Three Months
                                                              Ended                    Ended
                                                            March 31,                March 31,
                                                              1998                      1997
                                                           -----------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Gross rents received from real estate
    operations                                             $    45,164               $ 570,381
  Cash paid to suppliers and employees -
    including $26,119 and $21,700
    paid to related party in 1998
    and 1997, respectively                                    (209,992)               (227,388)
  Interest paid                                                (25,561)                (77,388)
  Interest and other income received                            74,866                  20,471
                                                           -----------               ---------
     Net cash (used in) provided by
       operating activities                                   (115,523)                286,076
                                                           -----------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                           (1,716)                (32,588)
  Payments received on notes receivable                         68,847                  53,244
  Sale of property and equipment                            20,000,000                       -
  Sales and closing costs                                     (443,173)                 (4,656)
                                                           -----------               ---------
     Net cash provided by
       investing activities                                 19,623,958                  16,000
                                                           -----------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                                (15,663,662)               (187,500)
  Principal payments on secured
    notes payable                                           (4,170,474)                (12,602)
                                                           -----------               ---------
     Net cash used in
       financing activities                                (19,834,136)               (200,102)
                                                           -----------               ---------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                            (325,701)                101,974

CASH AND CASH EQUIVALENTS:
  BALANCE AT BEGINNING OF PERIOD                               876,533                 631,598
                                                           -----------               ---------
  BALANCE AT END OF PERIOD                                 $   550,832               $ 733,572
                                                           ===========               =========

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                     Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                 Three Months              Three Months
                                                                     Ended                     Ended
                                                                   March 31,                 March 31,
                                                                     1998                      1997
                                                                 ------------             -------------
RECONCILIATION OF NET INCOME TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES
    Net income                                                   $ 11,573,126              $139,760
    Adjustments to reconcile net income
     to net cash (used in) provided by
      operating activities
        Depreciation and amortization                                  70,887               103,504
        Gain on sale of property and equipment                    (11,656,725)                    -
    Changes in operating assets and
     liabilities
        (Increase) decrease in accounts
          receivable                                                  (25,224)                1,022
        Decrease in prepaid expenses                                   38,281                14,829
        (Decrease) increase in accounts
          payable and accrued expenses                                (71,983)               29,623
        Decrease in deposits and advance
          rentals                                                     (43,885)               (2,662)
                                                                 ------------              --------
     Net cash (used in) provided by
       operating activities                                      $   (115,523)             $286,076
                                                                 ============              ========

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                   March 31, 1998 and December 31, 1997 and
              For the Three Months Ended March 31, 1998 and 1997


NOTE 1 -   BASIS OF PRESENTATION

           The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

NOTE 2 -   SECURED NOTE PAYABLE

           Secured note payable at December 31, 1997 consisted of the following:

               Note collateralized by a first
               trust deed, payable in monthly
               installments of $29,997, including
               interest until December 15,
               1997. Thereafter, the monthly
               payment changes annually on each
               December 15th. Interest accrues at
               2.5% over the FHLB's 11th District
               Cost of Funds Index, not to exceed
               12.9%, adjusted monthly. Unpaid
               principal and accrued interest are
               due November 15, 2008. The interest
               rate in effect at December 31, 1997
               was 7.39%. The note was paid on
               January 14, 1998 upon the sale of
               Warner Oaks.                               $4,170,474
                                                          ==========

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                   March 31, 1998 and December 31, 1997 and
              For the Three Months Ended March 31, 1998 and 1997


NOTE 3 -   TRANSACTIONS WITH RELATED PARTIES

           Pursuant to a former management agreement dated October 1, 1985, as amended, De Anza Assets, Inc., a former affiliate of the operating general partner (OGP), was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the priority distribution to the limited partners of 7% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of proceeds of the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. However, management fees payable subsequent to a consummated refinancing are not subordinated to the limited partners' priority return to the extent the subordination would have been caused by increased debt service charges. At December 31, 1996, cumulative accrued fees of $565,022 to De Anza Assets, Inc. were subordinated and included in management and condominium conversion fees payable to affiliate or related party. Shortly before the sale to an affiliate of Manufactured Home Communities, Inc.
           (MHC), as discussed in Note 5, De Anza Assets, Inc. assigned its rights to receipt of these fees to the Gelfand Family Trust. In December 1997, this payable was written off when it became apparent that it would not be paid from proceeds from the then pending sale of Warner Oaks Apartments under the terms of the partnership agreement.

           On August 18, 1994, subsequent to the sale of the Mark and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 5, the property management of Warner Oaks and the two remaining spaces at San Luis Bay was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. The Partnership has determined, that based on the anticipated net proceeds from the disposition or refinancing of the property and their allocation under the terms of the Partnership Agreement, that it is not probable any deferred management fees would be paid. However, in the event there were sufficient proceeds, the deferred management fees would be paid at that time. At December 31, 1996, cumulative accrued fees to Terra Vista of $153,500, were subordinated and included in management and condominium conversion fees payable to affiliate or related party. The Gelfand Family Trust had agreed to share equally any payment which is made to the Gelfand Family Trust for deferred management fees with Terra Vista until Terra Vista has been paid all outstanding deferred management fees due Terra Vista. In December 1997, this payable was written off when it became apparent that it would not be paid from proceeds from the then pending sale of Warner Oaks Apartments under the terms of the partnership agreement.


           Pursuant to the partnership agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites sold is due to an

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                   March 31, 1998 and December 31, 1997 and
              For the Three Months Ended March 31, 1998 and 1997


NOTE 3 -   TRANSACTIONS WITH RELATED PARTIES (Continued)

           affiliate of the OGP (see Note 5). Payment of this fee was deferred pursuant to the partnership agreement's requirement regarding subordination to payment of the limited partners' priority return and capital contribution, the general partners' incentive interest and deferred management fees. Subordinated cumulative accrued fees of $77,809 were included in management and condominium conversion fees payable to an affiliate or related party at December 31, 1996. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receive these fees to the Gelfand Family Trust. In December 1997, this payable was written off when it became apparent that it would not be paid from proceeds from the then pending sale of Warner Oaks Apartments under the terms of the partnership agreement.

           In addition, Terra Vista was paid $26,119 and $21,700 during the three months ended March 31, 1998 and 1997, respectively, for performing bookkeeping, legal, regional management, computer, disposition and investor relations services necessary for the operation of the Partnership and its properties.

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

NOTE 5 -   SALE OF PROPERTY AND EQUIPMENT

           San Luis Bay
           ------------

           On May 2, 1989, the Partnership entered into an agreement to sell San Luis Bay Mobile Estates (the 162-space mobile home community in Avila Beach, California) to the residents for an aggregate sales price of $8,850,000 and, pursuant to that agreement, subdivided the property into condominium units in 1991. The Partnership provided purchase money financing for up to 80% of the individual homesite price, payable in monthly payments, including interest at 10%, based on a loan amortization schedule of 30 years, with a balloon payment of unpaid principal and interest due at the end of seven years. At March 31, 1998 and December 31, 1997, respectively, the outstanding amounts due under such notes totaled $148,401 and $217,248. Those residents who purchased their homesites for cash received a 10% discount off their purchase price.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                   March 31, 1998 and December 31, 1997 and
              For the Three Months Ended March 31, 1998 and 1997


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

           Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds, represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $230,097. As these reserves were released or expended, gain on sale was recognized. During 1996 and 1995, the Partnership recognized as income $29,001 attributable to the Independent Committee Reserve released and $42,000 attributable to the MHC Reserve released, respectively. During 1997, the Partnership recognized as income $29,001 and $130,094 attributable to the Independent Committee Reserve released and the General Reserve released, respectively.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                   March 31, 1998 and December 31, 1997 and
              For the Three Months Ended March 31, 1998 and 1997


NOTE 5 -   SALE OF PROPERTY AND EQUIPMENT (continued)

           Warner Oaks Apartments
           ----------------------

           In March 1997, the Partnership began actively marketing the Warner Oaks Apartment complex. In accordance with Statement of Financial Accounting Standards No. 121, the Partnership ceased depreciating the assets' carrying value at that time. On October 15, 1997, the Partnership entered into a contract to sell Warner Oaks Apartments to Bay Apartment Communities, Inc., a Maryland Corporation, unaffiliated with the Partnership, for an all-cash price of $20,000,000. The sale closed on January 14, 1998. After payment of mortgage debt of $4,170,474, broker's commission of $300,000, transfer taxes of $112,000 and sales costs of approximately $75,217, the Partnership netted sale proceeds of $15,342,309. On February 19, 1998, net proceeds of $15,329,526 were distributed to the limited partners as a combination of gain distributions and return of original capital. The Partnership ceased operations, will sell or collect its remaining assets, settle outstanding liabilities and terminate upon release and distribution of remaining cash reserves.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------


  The Partnership's quick ratio increased to 10.6:1 from 3.9:1, including cash balances of $550,832 and $876,533 at March 31, 1998 and December 31, 1997, respectively. The increase is due to a decrease in deposits and advance rentals and operating payables following the sale of Warner Oaks Apartments. The Partnership's cash balance is its immediate source of liquidity.

  On January 14, 1998, the Partnership sold Warner Oaks Apartments, as discussed in Note 5 to the financial statements, and expects to wind up its operations in 1998 and dissolve. The Warner Oaks Apartments sale and related distribution leaves the Partnership with only one space at San Luis Bay Mobile Estates, notes receivables and cash reserves as assets. The Partnership expects to sell its remaining space at San Luis Bay and collect its notes receivable (all of which mature in 1998) in order to liquidate and terminate the Partnership in 1998. No assurance can be given, however, that such termination will occur. As of March 31, 1998, the amount of the notes receivable outstanding was approximately $148,000.

  Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.


Results of Operations
---------------------


  The comparison of results of operations for the three months ended March 31, 1998 and 1997 is dominated by the sale of Warner Oaks Apartments.

  Rental and other income decreased 84.6% during the three months ended March 31, 1998 over the same period in 1997 primarily due to the sale of Warner Oaks Apartments on January 14, 1998. Interest and dividend income increased during the three months ended March 31, 1998 over the same period in 1997 because interest was earned on sale proceeds held for a short period until their distribution.

  Expenses decreased 45.3% during the three months ended March 31, 1998 over the same period in 1997 primarily due to the sale of Warner Oaks Apartments on January 14, 1998. Additionally, according to generally accepted accounting principles, from the time the Partnership determined to sell Warner Oaks Apartments it ceased to depreciate the carrying value of the assets. This decrease in depreciation expense is offset in part by the write off of loan costs in 1998 following the repayment of mortgage debt with Warner Oaks Apartments sale proceeds and higher salary costs in 1998 attributable to severance salaries and bonuses paid to Warner Oaks Apartments employees.

  Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.  OTHER INFORMATION



ITEM NUMBER
-----------


  1. LEGAL PROCEEDINGS

     No new material legal proceedings were commenced during the three months ended March 31, 1998 and there are none pending.

  2. CHANGES IN SECURITIES

     None.

  3. DEFAULTS UPON SENIOR SECURITIES

     None.

  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

  5. OTHER INFORMATION

     None.

  6. EXHIBITS AND REPORTS ON FORM 8-K

     Form 8-K filed January 29, 1998 relating to the Warner Oaks Apartments sale on January 14, 1998.

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



                                     DE ANZA PROPERTIES - XII, LTD.
                                            (Registrant)



                                     By    DE ANZA CORPORATION
                                           A California Corporation
                                           Operating General Partner



Date:  May 13, 1998                   By   /s/ Michael D. Gelfand
                                           ----------------------
                                           Michael D. Gelfand
                                           President and
                                             Chief Financial Officer