Form 10-Q
period 1998-06-30
DE ANZA PROPERTIES XII LTD
filed 1998-08-11
CIK 351509

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

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

PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS


                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)

                                                             June 30,          December 31,
                                                               1998                1997
                                                             --------          ------------
                                         ASSETS

CASH AND CASH EQUIVALENTS  Note 1                            $705,689          $   876,533

ACCOUNTS RECEIVABLE                                             1,481                2,289

PREPAID EXPENSES                                                   13               38,312
                                                             --------          -----------
                                                              707,183              917,134
                                                             --------          -----------

NOTES RECEIVABLE - Note 5                                      84,760              217,248
                                                             --------          -----------

PROPERTY AND EQUIPMENT - Notes 2 and 5
    Land                                                           -             1,179,884
    Land improvements                                              -             3,560,450
    Buildings and improvements                                     -             9,914,217
    Furniture and equipment                                        -               484,385
                                                             --------          -----------
                                                                   -            15,138,936

  Less accumulated depreciation                                    -             7,270,812
                                                             --------          -----------
                                                                   -             7,868,124
                                                             --------          -----------

OTHER ASSETS
  Loan costs - less accumulated amortization
    of $26,497 at December 31, 1997 -
    Note 2                                                         -                70,837
  Prepaid sale costs  Note 5                                       -                45,754
  Other                                                         1,000                1,000
                                                             --------          -----------
                                                                1,000              117,591
                                                             --------          -----------

                                                             $792,943          $ 9,120,097
                                                             ========          ===========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                           Balance Sheets (Continued)
                                  (Unaudited)

                                                             June 30,          December 31,
                                                               1998                1997
                                                             --------          ------------
                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
  including $3,626 and $8,768 due to
  related party at June 30, 1998
  and December 31, 1997, respectively                        $ 13,300          $   124,114

DEPOSITS AND ADVANCE RENTALS                                        -               43,885

SECURED NOTE PAYABLE - Note 2                                       -            4,170,474
                                                             --------          -----------
                                                               13,300            4,338,473
                                                             --------          -----------

PARTNERS' CAPITAL (DEFICIT)
  General partners                                                  -           (1,629,110)
  Limited partners, 22,719 units issued
    and outstanding                                           779,643            6,410,734
                                                             --------          -----------
                                                              779,643            4,781,624
                                                             --------          -----------

                                                             $792,943          $ 9,120,097
                                                             ========          ===========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                              Statements of Income
                                  (Unaudited)


                                                            Six Months           Six Months
                                                              Ended                Ended
                                                             June 30,             June 30,
                                                               1998                 1997
                                                            ----------           ----------
INCOME
  Rent                                                     $    84,626           $1,134,559
  Interest and dividends                                        81,733               25,240
  Other                                                          6,362               91,895
  Gain on sale of property and equipment                    11,748,033               76,998
                                                           -----------           ----------
                                                            11,920,754            1,328,692
                                                           -----------           ----------

EXPENSES
  Depreciation and amortization                                 70,937              105,317
  Salaries - including $6,716 and $7,612
    paid to related party in 1998 and
    1997, respectively - Note 3                                 56,858               96,785
  Professional fees and services -
    including $8,883 and $29,057 paid
    to related party in 1998 and 1997,
    respectively - Note 3                                       55,938               98,616
  Other                                                         20,513               44,344
  Interest                                                      11,349              153,491
  Maintenance, repairs and supplies                             11,307              127,246
  Insurance                                                     10,736               29,838
  Payroll taxes and employee benefits                            9,467               21,349
  Utilities                                                      6,339               88,507
  Real estate taxes                                              5,629               77,806
                                                           -----------           ----------
                                                               259,073              843,299
                                                           -----------           ----------

NET INCOME                                                 $11,661,681           $  485,393
                                                           ===========           ==========

NET INCOME
  GENERAL PARTNERS                                         $ 1,629,110           $    4,854
                                                           ===========           ==========
  LIMITED PARTNERS                                         $10,032,571           $  480,539
                                                           ===========           ==========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                                $ 16,291.10           $    48.54
                                                           ===========           ==========

INCOME PER LIMITED
  PARTNERSHIP UNIT - Note 4                                $    441.59           $    21.15
                                                           ===========           ==========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                              Statements of Income
                                  (Unaudited)

                                                            Three Months         Three Months
                                                               Ended                Ended
                                                              June 30,             June 30,
                                                                1998                 1997
                                                            ------------         ------------
INCOME
  Rent                                                        $  1,476             $562,653
  Interest and dividends                                         7,506               12,790
  Other                                                             99               84,159
  Gain on sale of property and equipment                        91,308               76,998
                                                              --------             --------
                                                               100,389              736,600
                                                              --------             --------

EXPENSES
  Depreciation and amortization                                     50                1,813
  Salaries - including $3,461 and $3,889
    paid to related party in 1998 and
    1997, respectively - Note 3                                  3,461               49,254
  Professional fees and services -
    including $1,086 and $15,966 paid
    to related party in 1998 and 1997,
    respectively - Note 3                                        3,791               53,190
  Other                                                          6,869               28,842
  Interest                                                          -                77,008
  Maintenance, repairs and supplies                                 -                74,253
  Insurance                                                     (2,431)              14,916
  Payroll taxes and employee benefits                              272                9,901
  Utilities                                                       (171)              43,292
  Real estate taxes                                                 (7)              38,498
                                                              --------             --------
                                                                11,834              390,967
                                                              --------             --------

NET INCOME                                                    $ 88,555             $345,633
                                                              ========             ========

NET INCOME
  GENERAL PARTNERS                                            $     -              $  3,456
                                                              ========             ========
  LIMITED PARTNERS                                            $ 88,555             $342,177
                                                              ========             ========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                                         -                $34.56
                                                              ========             ========

INCOME PER LIMITED
  PARTNERSHIP UNIT - Note 4                                   $   3.90             $  15.06
                                                              ========             ========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

              Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

                   For the Six Months Ended June 30, 1998 and
                      For the Year Ended December 31, 1997

                                                           General             Limited
                                         Total             Partners            Partners
                                         -----             --------            --------
BALANCE - January 1, 1997            $  3,586,232        $(1,648,564)        $  5,234,796

DISTRIBUTIONS TO PARTNERS                (750,000)                -              (750,000)

NET INCOME - for the year
  ended December 31, 1997               1,945,392             19,454            1,925,938
                                     ------------        -----------         ------------

BALANCE - December 31, 1997             4,781,624         (1,629,110)           6,410,734

DISTRIBUTIONS TO PARTNERS             (15,663,662)                -           (15,663,662)

NET INCOME - for the six
  months ended June 30,
  1998                                 11,661,681          1,629,110           10,032,571
                                     ------------        -----------         ------------

BALANCE  June 30, 1998               $    779,643                 -          $    779,643
                                     ============        ===========         ============

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)

                                                           Six Months             Six Months
                                                             Ended                   Ended
                                                            June 30,               June 30,
                                                              1998                   1997
                                                           ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Gross rents received from real estate
    operations                                            $     46,739            $1,130,079
  Cash paid to suppliers and employees -
    including $30,892 and $38,990
    paid to related party in 1998
    and 1997, respectively                                    (234,689)             (566,762)
  Interest paid                                                (25,561)             (153,996)
  Interest and other income received                            82,504               116,973
                                                          ------------            ----------

     Net cash (used in) provided by
       operating activities                                   (131,007)              526,294
                                                          ------------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                           (1,716)              (81,604)
  Payments received on notes receivable                        132,488                54,535
  Sale of property and equipment                            20,107,599               100,000
  Sales and closing costs                                     (444,072)              (16,623)
                                                          ------------            ----------

     Net cash provided by
       investing activities                                 19,794,299                56,308
                                                          ------------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                                (15,663,662)             (375,000)
  Principal payments on secured
    notes payable                                           (4,170,474)              (25,985)
                                                          ------------            ----------

     Net cash used in
       financing activities                                (19,834,136)             (400,985)
                                                          ------------            ----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                            (170,844)              181,617

CASH AND CASH EQUIVALENTS:
  BALANCE AT BEGINNING OF PERIOD                               876,533               631,598
                                                          ------------            ----------

  BALANCE AT END OF PERIOD                                    $705,689              $813,215
                                                          ============            ==========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                          Six Months              Six Months
                                                             Ended                   Ended
                                                           June 30,                June 30,
                                                             1998                    1997
                                                          ----------              ----------
RECONCILIATION OF NET INCOME TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES
    Net income                                           $ 11,661,681              $485,393
    Adjustments to reconcile net income
     to net cash (used in) provided by
      operating activities
        Depreciation and amortization                          70,937               105,317
        Gain on sale of property and equipment            (11,748,033)              (76,998)
    Changes in operating assets and
     liabilities
        Decrease in accounts receivable                           808                 1,313
        Decrease in prepaid expenses                           38,299                29,659
        Decrease in accounts payable and
           accrued expenses                                  (110,814)              (12,736)
        Decrease in deposits and advance
          rentals                                             (43,885)               (5,654)
                                                         ------------              --------

          Net cash (used in) provided by
            operating activities                         $   (131,007)             $526,294
                                                         ============              ========

See accompanying notes to financial statements.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                    June 30, 1998 and December 31, 1997 and
           For the Six and Three Months Ended June 30, 1998 and 1997


NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the six and three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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

NOTE 2 - SECURED NOTE PAYABLE

     Secured note payable at December 31, 1997 consisted of the following:

              Note collateralized by a first trust
              deed, payable in monthly
              installments of $29,997, including
              interest until December 15, 1997.
              Thereafter, the monthly payment
              changes annually on each December
              15th. Interest accrues at 2.5% over
              the FHLB's 11th District Cost of
              Funds Index, not to exceed 12.9%,
              adjusted monthly. Unpaid principal
              and accrued interest are due
              November 15, 2008. The interest rate
              in effect at December 31, 1997 was
              7.44%. The note was paid on January
              14, 1998 upon the sale of Warner
              Oaks.                                          $4,170,474
                                                             ==========

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    June 30, 1998 and December 31, 1997 and
           For the Six and Three Months Ended June 30, 1998 and 1997


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

         Pursuant to the partnership agreement, a condominium conversion fee equal to 1% of the sales price of the San Luis Bay homesites sold is due to DAG (see Note 5). Payment of this fee was deferred pursuant to the partnership agreement's requirement regarding subordination to payment of the limited partners' priority return and capital contribution, the general partners' incentive interest and deferred management fees. Subordinated cumulative accrued fees of $77,809 were included in management and condominium conversion fees payable to an affiliate or related party at December 31, 1996. Shortly before the sale to MHC, De Anza Assets, Inc. assigned its rights to receive these fees to the Gelfand Family Trust. In December 1997, this payable was written off when it became apparent that it would not be paid from proceeds from the then

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    June 30, 1998 and December 31, 1997 and
           For the Six and Three Months Ended June 30, 1998 and 1997


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES (Continued)

         pending sale of Warner Oaks Apartments under the terms of the partnership agreement.

         In addition, Terra Vista was paid $30,992 and $38,990 during the six months ended June 30, 1998 and 1997, respectively, for performing bookkeeping, legal, regional management, computer, disposition and investor relations services necessary for the operation of the Partnership and its properties. Of the $30,992, $4,873 is attributable to the three months ended June 30, 1998 (compared to $17,290 paid for the three months ended June 30, 1997).

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

NOTE 5 - SALE OF PROPERTY AND EQUIPMENT

         San Luis Bay
         ------------

         On May 2, 1989, the Partnership entered into an agreement to sell San Luis Bay Mobile Estates (the 162-space mobile home community in Avila Beach, California) to the residents for an aggregate sales price of $8,850,000 and, pursuant to that agreement, subdivided the property into condominium units in 1991. The Partnership provided purchase money financing for up to 80% of the individual homesite price, payable in monthly payments, including interest at 10%, based on a loan amortization schedule of 30 years, with a balloon payment of unpaid principal and interest due at the end of seven years. At June 30, 1998 and December 31, 1997, respectively, the outstanding amounts due under such notes totaled $84,760 and $217,248. Those residents who purchased their homesites for cash received a 10% discount off their purchase price.

         The Partnership sold 160 homesites prior to 1995. On May 1, 1997, the Partnership sold one of the two remaining spaces at San Luis Bay for $100,000. Net proceeds, after commission and sale and closing costs of $7,112, was $92,888. On June 30, 1998, the Partnership sold the last remaining homesite for $107,599. Net proceeds, after sale and closing costs of $2,609, was $104,990.

                         DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    June 30, 1998 and December 31, 1997 and
           For the Six and Three Months Ended June 30, 1998 and 1997


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

         Warner Oaks Apartments
         ----------------------

         In March 1997, the Partnership began actively marketing the Warner Oaks Apartment complex. In accordance with Statement of Financial Accounting Standards No. 121, the Partnership ceased depreciating the assets' carrying value at that time. On October 15, 1997, the Partnership entered into a contract to sell Warner Oaks Apartments to Bay Apartment Communities, Inc., a Maryland Corporation, unaffiliated with the Partnership, for an all-cash price of $20,000,000. The sale closed on January 14, 1998. After payment of mortgage debt of $4,170,474, broker's commission of $300,000, transfer taxes of $112,000 and sales costs of approximately $75,217, the Partnership netted sale proceeds of$15,342,309. On February 19, 1998, net proceeds of $15,329,526 were distributed to the limited partners as a combination of gain distributions and return of original capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------


  The Partnership's quick ratio increased to 53.1:1 from 3.9:1, including cash balances of $705,689 and $876,533 at June 30, 1998 and December 31, 1997,
  respectively. The increase is due to a decrease in deposits and advance rentals and operating payables following the sale of Warner Oaks Apartments, the sale of the remaining space at San Luis Bay and the receipt of balloon payments on notes receivable. The Partnership's cash balance is its immediate source of liquidity.

  On January 14, 1998, the Partnership sold Warner Oaks Apartments, as discussed in Note 5 to the financial statements, and expects to wind up its operations in 1998 and dissolve. The Warner Oaks Apartments sale and related distribution, sale of the one remaining space at San Luis Bay and receipt of the balance of some note receivables, leaves the Partnership with only three remaining notes receivable and cash reserves as assets. The Partnership expects to collect its notes receivable (all of which mature in 1998) in order to liquidate and terminate the Partnership in 1998. No assurance can be given, however, that such termination will occur. As of June 30, 1998, the amount of the notes receivable outstanding was approximately $84,760.

  Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.

Results of Operations
---------------------

  The comparison of results of operations for the six and three months ended June 30, 1998 and 1997 is dominated by the sale of Warner Oaks Apartments.

  Rental and other income decreased 92.5% and 99.7% during the six and three months ended June 30, 1998 over the same periods in 1997 primarily due to the sale of Warner Oaks Apartments on January 14, 1998. Interest and dividend income increased and decreased, respectively, during the six and three months ended June 30, 1998 over the same periods in 1997 because interest was earned on sale proceeds held for a short period until their distribution.

  Expenses decreased 69.3% and 97.0% during the six and three months ended June 30, 1998 over the same periods in 1997 primarily due to the sale of Warner Oaks Apartments on January 14, 1998. Additionally, according to generally accepted accounting principles, from the time the Partnership determined to sell Warner Oaks Apartments it ceased to depreciate the carrying value of the assets. This decrease in depreciation expense is offset in part by the write off of loan costs in 1998 following the repayment of mortgage debt with Warner Oaks Apartments sale proceeds.

  Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.  OTHER INFORMATION

ITEM NUMBER
-----------

  1. LEGAL PROCEEDINGS

     No new material legal proceedings were commenced during the three months ended June 30, 1998 and there are none pending.

  2. CHANGES IN SECURITIES

     None.

  3. DEFAULTS UPON SENIOR SECURITIES

     None.

  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

  5. OTHER INFORMATION

     None.

  6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 27 - Financial Data Schedule

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

                                          DE ANZA PROPERTIES - XII, LTD.
                                                  (Registrant)


                                          By  DE ANZA CORPORATION
                                              A California Corporation
                                              Operating General Partner


Date:  August 10, 1998                    By  /s/ Michael D. Gelfand
                                              ----------------------
                                              Michael D. Gelfand
                                              President and
                                                Chief Financial Officer