Form 10-Q
period 1998-09-30
DE ANZA PROPERTIES XII LTD
filed 1998-11-12
CIK 351509

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS


                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                                Balance Sheets
                                  (Unaudited)

                                                           September 30,        December 31,
                                                               1998                 1997
                                                           -------------        ------------
                                     ASSETS

CASH AND CASH EQUIVALENTS - Note 1                           $835,243          $   876,533

ACCOUNTS RECEIVABLE                                               980                2,289

PREPAID EXPENSES                                                   46               38,312
                                                             --------          -----------
                                                              836,269              917,134
                                                             --------          -----------

NOTES RECEIVABLE - Note 5                                      32,328              217,248
                                                             --------          -----------

PROPERTY AND EQUIPMENT - Notes 2 and 5
    Land                                                           -             1,179,884
    Land improvements                                              -             3,560,450
    Buildings and improvements                                     -             9,914,217
    Furniture and equipment                                        -               484,385
                                                             --------          -----------
                                                                   -            15,138,936

  Less accumulated depreciation                                    -             7,270,812
                                                             --------          -----------
                                                                   -             7,868,124
                                                             --------          -----------

OTHER ASSETS
  Loan costs - less accumulated amortization
    of $26,497 at December 31, 1997 -
    Note 2                                                         -                70,837
  Prepaid sale costs  Note 5                                       -                45,754
  Other                                                         1,000                1,000
                                                             --------          -----------
                                                                1,000              117,591
                                                             --------          -----------

                                                             $869,597          $ 9,120,097
                                                             ========          ===========

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                          Balance Sheets (Continued)
                                  (Unaudited)

                                                           September 30,       December 31,
                                                               1998                1997
                                                           -------------       ------------
                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
  including $6,760 and $8,768 due to
  related party at September 30, 1998
  and December 31, 1997, respectively                        $111,993          $   124,114

DEPOSITS AND ADVANCE RENTALS                                       -                43,885

SECURED NOTE PAYABLE - Note 2                                      -             4,170,474
                                                             --------          -----------
                                                              111,993            4,338,473
                                                             --------          -----------

PARTNERS' CAPITAL (DEFICIT)
  General partners                                                 -            (1,629,110)
  Limited partners, 22,719 units issued
    and outstanding                                           757,604            6,410,734
                                                             --------          -----------
                                                              757,604            4,781,624
                                                             --------          -----------

                                                             $869,597          $ 9,120,097
                                                             ========          ===========

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                           Statements of Operations
                                  (Unaudited)

                                                         Nine Months          Nine Months
                                                            Ended                Ended
                                                         September 30,        September 30,
                                                             1998                 1997
                                                         -------------        -------------
INCOME
  Rent                                                    $    84,626           $1,697,962
  Interest and dividends                                       89,017               38,159
  Other                                                         6,438              101,198
  Gain on sale of property and equipment                   11,748,033              236,094
                                                          -----------           ----------
                                                           11,928,114            2,073,413
                                                          -----------           ----------

EXPENSES
  Depreciation and amortization                                70,937              106,989
  Salaries - including $14,818 and $11,736
    paid to related party in 1998 and
    1997, respectively - Note 3                                64,961              149,211
  Professional fees and services -
    including $9,993 and $43,980 paid
    to related party in 1998 and 1997,
    respectively - Note 3                                      60,761              119,559
  Other                                                        36,935               54,745
  Interest                                                     11,359              230,975
  Maintenance, repairs and supplies                            11,307              183,728
  Insurance                                                    10,753               44,599
  Payroll taxes and employee benefits                           9,467               30,269
  Utilities                                                     6,363              135,789
  Real estate taxes                                             5,629              116,638
                                                          -----------           ----------
                                                              288,472            1,172,502
                                                          -----------           ----------

NET INCOME                                                $11,639,642           $  900,911
                                                          ===========           ==========

NET INCOME
  GENERAL PARTNERS                                        $ 1,629,110           $    9,009
                                                          ===========           ==========
  LIMITED PARTNERS                                        $10,010,532           $  891,902
                                                          ===========           ==========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                               $ 16,291.10           $    90.09
                                                          ===========           ==========

INCOME PER LIMITED
  PARTNERSHIP UNIT - Note 4                               $    440.62           $    39.26
                                                          ===========           ==========

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                           Statements of Operations
                                  (Unaudited)

                                                           Three Months        Three Months
                                                              Ended               Ended
                                                           September 30,       September 30,
                                                               1998                1997
                                                           -------------       -------------
INCOME
  Rent                                                       $     -              $563,403
  Interest and dividends                                        7,284               12,919
  Other                                                            76                9,303
  Gain on sale of property and equipment                           -               159,096
                                                             --------             --------
                                                                7,360              744,721
                                                             --------             --------

EXPENSES
  Depreciation and amortization                                    -                 1,672
  Salaries - including $8,102 and $4,124
    paid to related party in 1998 and
    1997, respectively - Note 3                                 8,103               52,426
  Professional fees and services -
    including $1,110 and $14,923 paid
    to related party in 1998 and 1997,
    respectively - Note 3                                       4,823               20,943
  Other                                                        16,422               10,401
  Interest                                                         10               77,484
  Maintenance, repairs and supplies                                -                56,482
  Insurance                                                        17               14,761
  Payroll taxes and employee benefits                              -                 8,920
  Utilities                                                        24               47,282
  Real estate taxes                                                -                38,832
                                                             --------             --------
                                                               29,399              329,203
                                                             --------             --------

NET INCOME (LOSS)                                            $(22,039)            $415,518
                                                             ========             ========

NET INCOME (LOSS)
  GENERAL PARTNERS                                           $     -              $  4,155
                                                             ========             ========
  LIMITED PARTNERS                                           $(22,039)            $411,363
                                                             ========             ========

INCOME (LOSS) PER 1% GENERAL
  PARTNER INTEREST - Note 4                                  $     -              $  41.55
                                                             ========             ========

INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT - Note 4                                  $  (0.97)            $  18.11
                                                             ========             ========

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

             Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

               For the Nine Months Ended September 30, 1998 and
                     For the Year Ended December 31, 1997

                                                           General             Limited
                                         Total             Partners            Partners
                                     ------------        -----------         ------------
BALANCE - January 1, 1997            $  3,586,232        $(1,648,564)        $  5,234,796

DISTRIBUTIONS TO PARTNERS                (750,000)                -              (750,000)

NET INCOME - for the year
  ended December 31, 1997               1,945,392             19,454            1,925,938
                                     ------------        -----------         ------------

BALANCE - December 31, 1997             4,781,624         (1,629,110)           6,410,734

DISTRIBUTIONS TO PARTNERS             (15,663,662)                -           (15,663,662)

NET INCOME - for the nine
  months ended September 30,
  1998                                 11,639,642          1,629,110           10,010,532
                                     ------------        -----------         ------------

BALANCE - September 30, 1998         $    757,604                 -          $    757,604
                                     ============        ===========         ============

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                           Statements of Cash Flows
                                  (Unaudited)

                                                           Nine Months           Nine Months
                                                              Ended                 Ended
                                                          September 30,         September 30,
                                                               1998                  1997
                                                          -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Gross rents received from real estate
    operations                                            $     46,815            $1,694,912
  Cash paid to suppliers and employees -
    including $40,339 and $76,804
    paid to related party in 1998
    and 1997, respectively                                    (263,098)             (796,394)
  Interest paid                                                (25,571)             (231,402)
  Interest and other income received                            90,289               139,720
                                                          ------------            ----------

     Net cash (used in) provided by
       operating activities                                   (151,565)              806,836
                                                          ------------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                           (1,716)             (114,580)
  Payments received on notes receivable                        184,920                55,860
  Sale of property and equipment                            20,107,599               100,000
  Sales and closing costs                                     (444,072)              (29,761)
                                                          ------------            ----------

     Net cash provided by
       investing activities                                 19,846,731                11,519
                                                          ------------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Adjustment for uncashed payments                              97,680                     -
  Principal payments on secured notes
    payable                                                 (4,170,474)              (38,987)
  Partner distributions                                    (15,663,662)             (562,500)
                                                          ------------            ----------

     Net cash used in
       financing activities                                (19,736,456)             (601,487)
                                                          ------------            ----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                             (41,290)              216,868

CASH AND CASH EQUIVALENTS:
  BALANCE AT BEGINNING OF PERIOD                               876,533               631,598
                                                          ------------            ----------

  BALANCE AT END OF PERIOD                                $    835,243            $  848,466
                                                          ============            ==========

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                     Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                         Nine Months            Nine Months
                                                            Ended                  Ended
                                                         September 30,          September 30,
                                                             1998                   1997
                                                         -------------          -------------
RECONCILIATION OF NET INCOME TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES
    Net income                                           $ 11,639,642             $ 900,911
    Adjustments to reconcile net income
     to net cash (used in) provided by
      operating activities
        Depreciation and amortization                          70,937               106,989
        Gain on sale of property and equipment            (11,748,033)             (236,094)
    Changes in operating assets and
     liabilities
        Decrease in accounts receivable                         1,309                 3,337
        Decrease (increase) in prepaid expenses                38,266               (13,134)
        Decrease (increase) in accounts
           payable and accrued expenses                      (109,801)               50,449
        Decrease in deposits and advance
          rentals                                             (43,885)               (5,622)
                                                         ------------             ---------

          Net cash (used in) provided by
             operating activities                        $   (151,565)            $ 806,836
                                                         ============             =========

See accompanying notes to financial statements.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                        Notes to Financial Statements
                                  (Unaudited)

                 September 30, 1998 and December 31, 1997 and
        For the Nine and Three Months Ended September 30, 1998 and 1997


NOTE 1 -  BASIS OF PRESENTATION

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the nine and three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

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
                                                                 ==========

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                 September 30, 1998 and December 31, 1997 and
        For the Nine and Three Months Ended September 30, 1998 and 1997


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

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                 September 30, 1998 and December 31, 1997 and
        For the Nine and Three Months Ended September 30, 1998 and 1997


NOTE 3 -  TRANSACTIONS WITH RELATED PARTIES (Continued)

          pending sale of Warner Oaks Apartments under the terms of the partnership agreement.

          In addition, Terra Vista was paid $40,339 and $76,804 during the nine months ended September 30, 1998 and 1997, respectively, for performing bookkeeping, legal, regional management, computer, disposition and investor relations services necessary for the operation of the Partnership and its properties. Of the $40,339, $9,347 is attributable to the three months ended September 30, 1998 (compared to $37,814 paid for the three months ended September 30, 1997).

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

NOTE 5 -  SALE OF PROPERTY AND EQUIPMENT

          San Luis Bay
          ------------

          On May 2, 1989, the Partnership entered into an agreement to sell San Luis Bay Mobile Estates (the 162-space mobile home community in Avila Beach, California) to the residents for an aggregate sales price of $8,850,000 and, pursuant to that agreement, subdivided the property into condominium units in 1991. The Partnership provided purchase money financing for up to 80% of the individual homesite price, payable in monthly payments, including interest at 10%, based on a loan amortization schedule of 30 years, with a balloon payment of unpaid principal and interest due at the end of seven years. At September 30, 1998 and December 31, 1997, respectively, the outstanding amounts due under such notes totaled $32,328 and $217,248. Those residents who purchased their homesites for cash received a 10% discount off their purchase price.

          The Partnership sold 160 homesites prior to 1995. On May 1, 1997, the Partnership sold one of the two remaining spaces at San Luis Bay for $100,000. Net proceeds, after commission and sale and closing costs of $7,112, was $92,888. On June 30, 1998, the Partnership sold the last remaining homesite for $107,599. Net proceeds, after sale and closing costs of $2,609, were $104,990.

                        DE ANZA PROPERTIES - XII, LTD.
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                 September 30, 1998 and December 31, 1997 and
        For the Nine and Three Months Ended September 30, 1998 and 1997

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

  The Partnership's quick ratio increased to 7.5:1 from 5.2:1, including cash balances of $835,243 and $876,533 at September 30, 1998 and December 31, 1997, respectively. The increase is due to a decrease in deposits and advance rentals and operating payables following the sale of Warner Oaks Apartments, the sale of the remaining space at San Luis Bay and the receipt of balloon payments on notes receivable. The Partnership's cash balance is its immediate source of liquidity.

  On January 14, 1998, the Partnership sold Warner Oaks Apartments, as discussed in Note 5 to the financial statements, and expects to wind up its operations in 1998 and dissolve. The Warner Oaks Apartments sale and related distribution, sale of the one remaining space at San Luis Bay in June 1998 and receipt of the balance of some note receivables, leaves the Partnership with only one remaining note receivable and cash reserves as assets. The Partnership expects to collect its note receivable (which matures December 31, 1998) in order to liquidate and terminate the Partnership in 1998. No assurance can be given, however, that such termination will occur. As of September 30, 1998, the amount of the note receivable outstanding was approximately $32,328.

  Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.


Results of Operations
---------------------

  The comparison of results of operations for the nine and three months ended September 30, 1998 and 1997 is dominated by the sale of Warner Oaks Apartments.

  Rental and other income decreased 95.0% and 100.0% during the nine and three months ended September 30, 1998 over the same periods in 1997 due to the sale of Warner Oaks Apartments on January 14, 1998. Interest and dividend income increased 133.3% and decreased 43.6%, respectively, during the nine and three months ended September 30, 1998 over the same periods in 1997 because interest was earned on sale proceeds held for a short period in the first quarter of 1998 until their distribution.

  Expenses decreased 75.4% and 91.1% during the nine and three months ended September 30, 1998 over the same periods in 1997 primarily due to the sale of Warner Oaks Apartments on January 14, 1998. Additionally, according to generally accepted accounting principles, from the time the Partnership determined to sell Warner Oaks Apartments it ceased to depreciate the carrying value of the assets. This decrease in depreciation expense is offset in part by the write off of loan costs in 1998 following the repayment of mortgage debt with Warner Oaks Apartments sale proceeds.

  Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.  OTHER INFORMATION

ITEM NUMBER
-----------

  1. LEGAL PROCEEDINGS

     No new material legal proceedings were commenced during the three months ended September 30, 1998 and there are none pending.

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


                                            DE ANZA PROPERTIES - XII, LTD.
                                                    (Registrant)


                                            By     DE ANZA CORPORATION
                                                   A California Corporation
                                                   Operating General Partner


Date:  November 11, 1998                    By     /s/ Michael D. Gelfand
                                                   ----------------------
                                                   Michael D. Gelfand
                                                   President and
                                                     Chief Financial Officer